Form 10-Q
period 2021-06-30
Warburg Pincus Capital Corp I-A
filed 2021-08-05
CIK 1836075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
5
, 2021, 28,342,178 shares of Class A ordinary shares, par value $0.0001 per share, and 7,085,544 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

WARBURG PINCUS CAPITAL CORPORATION I—A
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
WARBURG PINCUS CAPITAL CORPORATION I—A
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,744,109	$—
Prepaid expenses	755,382	11,758

Total current assets	2,499,491	11,758
Deferred offering costs associated with initial public offering	—	81,600
Investments held in Trust Account	283,426,810	—

Total Assets	$285,926,301	$93,358

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$16,507	$—
Accrued expenses	592,700	81,600

Total current liabilities	609,207	81,600
Derivative warrant liabilities	15,110,560	—
Deferred underwriting commissions	9,919,751	—

Total liabilities	25,639,518	81,600

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 25,528,678 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	255,286,780	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,813,500 and -0- shares issued and outstanding (excluding 25,528,678 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, repectively	281	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,085,544 and 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	708	719
Additional paid-in capital	7,453,186	24,281
Accumulated deficit	(2,454,172)	(13,242)

Total shareholders’ equity	5,000,003	11,758

Total Liabilities and Shareholders’ Equity	$285,926,301	$93,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION I—A
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
General and administrative expenses	$409,537	$549,640
General and administrative expenses - related party	30,000	40,000

Loss from operations	(439,537)	(589,640)
Other income (expense)
Change in fair value of derivative warrant liabilities	(3,319,750)	(1,459,750)
Offering costs associated with derivative warrant liabilities	(37,870)	(396,570)
Income from investments held in Trust Account	4,161	5,030

Net loss	$(3,792,996)	$(2,440,930)

Weighted average Class A ordinary shares outstanding, basic and diluted	27,644,361	27,110,849

Basic and diluted net income per Class A ordinary share	$0.00	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted	6,911,090	6,582,371

Basic and diluted net loss per Class B ordinary share	$(0.55)	$(0.37)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION I—A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	—	$—	7,187,500	$719	$24,281	$(13,242)	$11,758
Sale of units in initial public offering, less allocation to derivative warrant liabilities	25,000,000	2,500	—	—	243,947,500	—	243,950,000
Excess cash received over the fair value of the private placement warrants	—	—	—	—	1,546,670	—	1,546,670
Offering costs	—	—	—	—	(13,923,134)	—	(13,923,134)
Class A ordinary shares subject to possible redemption	(22,793,735)	(2,279)	—	—	(227,935,071)	—	(227,937,350)
Net income	—	—	—	—	—	1,352,066	1,352,066

Balance - March 31, 2021 (unaudited)	2,206,265	221	7,187,500	719	3,660,246	1,338,824	5,000,010
Sale of units in initial public offering, less allocation to derivative warrant liabilities (over-allotment)	3,342,178	333	—	—	32,732,957	—	32,733,290
Excess cash received over the fair value of the private placement warrants (over-allotment)	—	—	—	—	209,446	—	209,446
Offering costs (over-allotment)	—	—	—	—	(1,800,317)	—	(1,800,317)
Forfeiture of Class B ordinary shares	—	—	(101,956)	(11)	11	—	—
Class A ordinary shares subject to possible redemption	(2,734,943)	(273)	—	—	(27,349,157)	—	(27,349,430)
Net loss	—	—	—	—	—	(3,792,996)	(3,792,996)

Balance - June 30, 2021 (unaudited)	2,813,500	$281	7,085,544	$708	$7,453,186	$(2,454,172)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION I—A
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,440,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(5,029)
Change in fair value of derivative warrant liabilities	1,459,750
Offering costs associated with derivative warrant liabilities	396,570
General and administrative expenses paid by related party under promissory note	3,053
Changes in operating assets and liabilities:
Prepaid expenses	(743,624)
Accounts payable	16,507
Accrued expenses	257,700

Net cash used in operating activities	(1,056,003)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(283,421,780)

Net cash used in investing activities	(283,421,780)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(78,045)
Proceeds received from initial public offering	283,421,780
Proceeds received from private placement	8,668,435
Offering costs paid	(5,790,278)

Net cash provided by financing activities	286,221,892

Net increase in cash	1,744,109

Cash - beginning of the period	—

Cash - end of the period	$1,744,109

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$253,400
Offering costs paid by related party under promissory note	$74,992
Deferred underwriting commissions	$9,919,751
Initial value of Class A ordinary shares subject to possible redemption	$226,177,820
Change in value of Class A ordinary shares subject to possible redemption	$29,108,960
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Warburg Pincus Capital Corporation I—A Sponsor, L.P., a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares and 5,000,000 warrants included in the Units being offered, the “Public Shares” and “Public Warrants”, respectively), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions (Note 5). On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,342,178 Units (the “Over-Allotment Units”) occurred on April 20, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $33.4 million.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,333,333 warrants (collectively, the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.0 million (Note 4). On April 20, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 445,624 Private Placement Warrants (the “Over-Allotment Private Placement” and, together with the Initial Public Offering (“IPO”) Private Placement, the “Private Placements”), generating gross proceeds of approximately $668,000.
The net proceeds from the Initial Public Offering and the Over-Allotment Units, together with certain of the proceeds from the Private Placements, (approximately $283.4 million in the aggregate) (the “Offering Proceeds”), were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the Offering Proceeds, although substantially all of such proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Notwithstanding the foregoing, pursuant to the amended and restated memorandum and articles of association adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), in no event will the Company redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.00
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.7 million in its operating bank account and working capital of approximately $1.9 million.
The Company’s liquidity needs through June 30, 2021 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,528,678 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity outside of the shareholders’ equity section of the Company’s condensed balance sheets. There were no shares of Class A ordinary shares subject to possible redemption at December 31, 2020.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the Warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such Warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$4,161	$5,030
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable	$4,161	$5,030

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	27,644,361	27,110,849

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net loss minus net income allocable to Class A ordinary shares
Net loss	$(3,792,996)	$(2,440,930)
Net income allocable to Class A ordinary shares	4,161	5,030

Net income (loss) attributable	$(3,797,157)	$(2,445,960)

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,911,090	6,582,371

Basic and diluted net loss per share, Class B ordinary shares	$(0.55)	$(0.37)

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
On March 9, 2021, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions. On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the Over-Allotment Units occurred on April 20, 2021. The issuance by the Company of the Over-Allotment Units, at a price of $10.00 per such units, resulted in total gross proceeds of approximately $33.4 million, and the incurrence of approximately $1.8 million in offering costs, of which approximately $1.2 million was for deferred underwriting commissions.
Each Unit consists of one share of Class A ordinary share and one-fifth of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder thereof to purchase one share of Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Related Party Transactions
Founder Shares
On December 9, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 7,187,500 ordinary shares (the “Founder Shares”). In February 2021, the Sponsor transferred 35,000 Founder Shares to an independent director. The Sponsor agreed to forfeit up to an aggregate of 937,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 16, 2021, the underwriters partially exercised the over-allotment option to purchase the Over-Allotment Units and on April 18, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 101,956 Class B ordinary shares were forfeited by the Sponsor.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.0 million. On April 20, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 445,624 Private Placement Warrants, pursuant to the Over-Allotment Private Placement, generating gross proceeds of approximately $668,000.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis, so long as they are held by the Sponsor or its permitted transferees, except as described in Note 7.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On December 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $78,000 under the Note and fully repaid such amount on March 9, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $
10,000
per month. For the three and six months ended June
30
,
2021
, the Company incurred expenses of $
30,000
and $
40,000
, respectively, under this agreement. As of June
30
,
2021
and December
31
,
2020
, the Company had accrued approximately $
10,000
and $
0
, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their respective affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.
Note 5 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On April 16, 2021, the underwriters partially exercised the over-allotment option to purchase the Over-Allotment Units (See Note 1).
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.0 million and $0.7 million ($5.7 million in the aggregate), paid upon the closing of the Initial Public Offering and the sale of the Over-Allotment Units, respectively. In addition, $0.35 per unit, or approximately $9.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of
June 30, 202
1
and December
31
,
2020
, there were
no
preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,812,921 and 0 shares of Class A ordinary shares issued and outstanding, respectively, excluding 25,528,678 and 0 shares of Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 7,085,544 and 7,187,500 shares of Class B ordinary shares, respectively, issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 7—Warrants
As of June 30, 2021, the Company had 5,668,436 Public Warrants and 5,778,957 Private Placement Warrants outstanding. There were no Warrants outstanding at December 31, 2020.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$283,426,810	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$7,482,340
Derivative warrant liabilities - Private placement warrants	$—	$—	$7,628,220
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

WARBURG PINCUS CAPITAL CORPORATION I—A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public and Private Placement Warrants, issued in connection with the Initial Public Offering, has been estimated using a binomial lattice model. The estimated fair value of the Warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Warrants. The term to expiration was calculated as the contractual term of the Warrants, assuming one year to a Business Combination from the Initial Public Offering date. Finally, the Company does not anticipate paying a dividend.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 9, 2021	March 31, 202 1	April 20, 2021	June 30, 2021
Exercise price	$11.50	$11.50	$11.50	$11.50
Unit price	$10.07	$10.08	$10.08	$9.80
Volatility	17.0%	14.5%	14.5%	19.1%
Term (years)	6.0	5.9	5.9	5.7
Risk-free rate	1.03%	1.15%	1.15%	0.99%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,503,330
Change in fair value of derivative warrant liabilities	(1,860,000)

Derivative warrant liabilities at March 31, 2021	$10,643,330
Issuance of Public and Private Warrants - over-allotment	1,147,480
Change in fair value of derivative warrant liabilities	3,319,750

Derivative warrant liabilities at June 30, 2021	$15,110,560

Note 9 — Subsequent Events
On July 1, 2021, the Company appointed a new independent director. On the same date, the Sponsor transferred 35,000 Founder Shares to such director.
The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on December 1, 2020. We were formed for the purpose of effecting a Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our Sponsor is Warburg Pincus Capital Corporation I—A Sponsor, L.P. The registration statement for our Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, we consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions (Note 6). On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the 3,342,178 Over-Allotment Units occurred on April 20, 2021. The issuance by us of the Over-Allotment Units at a price of $10.00 per such units resulted in total gross proceeds of approximately $33.4 million, and the incurrence of approximately $1.8 million in offering costs, of which approximately $1.2 million was for deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.0 million (Note 4). On April 20, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 445,624 Private Placement Warrants pursuant to the Over-Allotment Private Placement, generating gross proceeds of approximately $668,000.
The Offering Proceeds from the Initial Public Offering and the Over-Allotment Units, together with certain of the proceeds from the Private Placements (approximately $283.4 million in the aggregate), were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the Offering Proceeds, although substantially all of such proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within the “Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.7 million in its operating bank account and working capital of approximately $1.9 million.
Our liquidity needs through June 30, 2021 and prior have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to June 30, 2021was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2021, we had a net loss of approximately $3,787,000, which consisted of approximately $4,000 of income from investments held in the Trust Account, offset by approximately $3,320,000 in non-operating loss
resulting from the change in fair value of derivative warrant liabilities, $38,000 in offering costs associated with derivative warrant liabilities, and approximately $434,000 in general and administrative expenses.
For the six months ended June 30, 2021, we had a net loss of approximately $2,435,000, which consisted of approximately $5,000 of income from investments held in the Trust Account, offset by approximately $1,460,000 in non-operating loss
resulting from the change in fair value of derivative warrant liabilities, $397,000 in offering costs associated with derivative warrant liabilities, and approximately $584,000 in general and administrative expenses.

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
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their respective affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.
We incurred $30,000 and $40,000 in general and administrative expenses (related party) in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, we had accrued approximately $10,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital) were entitled to registration rights pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On April 16, 2021, the underwriters partially exercised the over-allotment option to purchase the Over-Allotment Units (See Note 1).
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.0 million and $0.7 million ($5.7 million in the aggregate), paid upon the closing of the Initial Public Offering and the sale of the Over-Allotment Units, respectively. In addition, $0.35 per unit, or approximately $9.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2021 is based on observable listed prices for such Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,528,678 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets. There were no shares of Class A ordinary shares subject to possible redemption at December 31, 2020.
Net Income (Loss) per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the Warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such Warrants would be anti-dilutive.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The Offering Proceeds, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 25, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 8, 2021 and the Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 25, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.0 million. On April 20, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 445,624 Private Placement Warrants pursuant to the Over-Allotment Private Placement.
In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. The Note was non-interest
bearing and payable on the consummation of the Initial Public Offering. On March 9, 2021, we repaid the Note in full.
Of the gross proceeds received from the Initial Public Offering and the Over-Allotment Units, $250,000,000 was placed in the Trust Account. The Offering Proceeds are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $5.7 million in underwriting discounts and commissions related to the Initial Public Offering and sale of the Over-Allotment Units. In addition, the underwriters agreed to defer $9.9 million in underwriting discounts and commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+
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

Dated: August 5, 2021		WARBURG PINCUS CAPITAL CORPORATION I—A

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors