Form 10-K
period 2021-12-31
Warburg Pincus Capital Corp I-A
filed 2022-03-07
CIK 1836075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40171

Warburg Pincus Capital Corporation I—A
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1572641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

450 Lexington Avenue New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
878-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fifth of one redeemable warrant	WPCA.U	NYSE
Class A ordinary shares included as part of the units	WPCA	NYSE
Redeemable warrants included as part of the units	WPCA WS	NYSE
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates
of the Registrant was approximately $277.8 million.
As of March
7
, 2022, there were 28,342,178 Class A ordinary shares, par value $0.0001 per share and 7,085,544 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “Report”), references to:

•	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the Company, adopted and filed on March 4, 2021.

•	“Companies Law” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•
“initial shareholders” refers to all of our shareholders immediately prior to the Effective Date of our initial public offering, including all of our officers and directors to the extent they hold such shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“NYSE” are to the New York Stock Exchange;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•
“private placement warrants” are to the warrants sold to our sponsor as part of a private placement units simultaneously with the closing our initial public offering and upon conversion of working capital loans, if any;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“SEC” are to the Securities and Exchange Commission;

•	“Warburg Pincus I—B” are to Warburg Pincus Capital Corporation I—B, a Cayman Islands exempted company and blank check company formed for substantially similar purposes as our company;

•	“sponsor” are to Warburg Pincus Capital Corporation I—A Sponsor, L.P., a Cayman Islands exempted limited partnership;

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “our,” “company” or “our company” are to Warburg Pincus Capital Corporation I—A, a Cayman Islands exempted company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

iii

PART I

Item 1.	Business.
Our Company
Warburg Pincus Capital Corporation I—A is a newly organized Cayman Islands incorporated and exempted blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our offering and our search for a business combination target.
We intend to identify a target with strong fundamental growth that could benefit from Warburg Pincus’ longstanding experience, global presence, domain expertise, operational support, and extensive networks and that presents potential for an attractive risk-adjusted return profile. Following a business combination, we intend to work with the target’s management team to help drive growth and long term, sustainable value creation at the company. Our sponsor is an affiliate of Warburg Pincus LLC (“Warburg Pincus”).
Competitive Strengths
Our objective is to identify, acquire and combine businesses to facilitate the growth of a company in the public markets. Our investment team’s experience and knowledge of industry sectors enables us to invest through a variety of economic cycles based on clear theses driven by long-term perspectives on industries and their growth prospects. Although we may pursue an acquisition in any sector or geography, we intend to leverage the expertise of our management team and the broader Warburg Pincus platform where we believe a combination of our network, knowledge and experience can promote growth or augmentation of an existing business.
Specifically, we believe the following characteristics can help us identify an opportunity and successfully execute an initial business combination:

•
“One-Firm”
Approach that Creates Alignment
:
Since Warburg Pincus’ inception, its founders have sought to align interests between the firm’s professionals, its investors and the portfolio company management teams. This focus continues today in the form of Warburg Pincus’
“One-Firm”
culture that remains a private partnership. Professionals are incentivized by the performance of all of the firm’s investments as a whole, rather than being incentivized by the performance of investments under each professionals’ responsibility. The firm’s incentive structure for investment professionals, policy of not charging deal fees, service fees or transaction fees and the significant sponsor commitment to the firm’s funds all reinforce Warburg Pincus’
“One-Firm”
culture.

•
Deal Sourcing Driven by Warburg Pincus’ Vast Global Network
:
We believe that Warburg Pincus’ industry and geographic knowledge and experience, including its over 240 investment professionals and its long-established relationships provide a significant advantage in sourcing new transactions. Historically, Warburg Pincus’ transactions have been principally sourced directly through the firm’s relationships with talented entrepreneurs, management teams, industry contacts and outside advisors rather than predominately through competitive auctions. We will leverage this attribute of our firm to identify promising opportunities for the company. As a representation of our deal sourcing activity, over the last three years, the firm reviewed an average of 1,523 opportunities a year, of these, an average of 100 were vetted through an extensive due diligence process. This illustrates the magnitude of opportunities seen by our investment professionals around the world.

•
Global, Sector-Focused, Thesis-Driven, Growth Investor at Scale
:
Warburg Pincus was a pioneer in expanding its investment strategy globally and now operates out of eleven investment offices, eight of which are located outside of the US and approximately half of the firm’s investment professionals are based outside of the US. Warburg Pincus’ core industry sectors today are: Consumer, Financial Services, Healthcare, Industrial & Business Services, Real Estate and Technology. The investment professionals in each industry sector team often focus on specific investment themes and sub-sectors.
Additionally, the firm has the flexibility to invest across stage of life of a company, from early-stage, to growth-stage and including more later-stage buyouts, where growth still remains a key part of the investment thesis. Consistent with the flexibility in stage of investment, the firm and its substantial AUM has a long history of making a wide range of investment sizes.

•
Growth-Oriented Investing to Achieve Long-Term Fundamental Value Creation
:
Since inception, Warburg Pincus has predominantly pursued a strategy of global, thesis-driven, growth investing. Warburg Pincus’ primary focus is on growth investing but it has successfully built companies at all stages of development, from investing in early-stage and start-up
companies, to providing capital to meet the needs of existing businesses, to investing in later-stage buyouts, typically in circumstances in which growth is a key aspect of the investment thesis. Over the years, Warburg Pincus has invested in growth companies (approximately
50%-60%
of capital invested) as well as companies at other stages of development including building early-stage and start-up
companies (approximately
20%-25%
of capital invested) and investing in later-stage buyout transactions and special situations (approximately
20%-25%
of capital invested). Growth is a key aspect of the investment thesis. With the focus on investing in growth companies, the firm’s investments have the potential to deliver high levels of top-line
and bottom-line growth for extended periods of time, permitting the firm to hold investments longer and to focus on managing toward an attractive multiple as well as an attractive IRR. We think this investment experience is well-positioned for application to the types of investments the company will pursue.

•
Long History of Control and
Non-Control
Investing Brings Deep Experience in Structuring
:
Since its inception, Warburg Pincus has invested more than $86 billion across more than 40 countries in over 900 portfolio companies, often not as a controlling shareholder. These investments, plus associated financings and management agreements, provides a wide library of structures, term sheets, compensation arrangements and deal terms to draw upon when looking at different types of investments. This knowledge extends beyond our network of executives and we believe is a strategic differentiator in our approach to the multitude of investment opportunities that the firm reviews over time. The firm’s history of structuring a wide array of investments across stages of the life of an investment, including many minority investments, we believe will make us a preferred partner for the management teams of our target opportunities.

Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

•	are leading companies that have historically demonstrated positive organic revenue growth and/or are experiencing secular tailwinds;

•	have the near-term potential to generate strong free cash flow;

•	have long-term growth and scalability prospects through implementation of operational efficiencies, funding of key products, geographic expansion and/or M&A opportunities;

•	can benefit from our management team and Warburg Pincus’ operating expertise, vast industry network and financing experience;

•	are at the point in their lifecycle at which they have surpassed material proof-of-concept risk and would benefit from being part of the public markets;

•	align with our top-down geographic and industry-specific themes and core theses;

•	are led by accomplished management teams who are eager and ready to be part of a public company and will maintain meaningful economic stakes alongside us; and

•	will offer an attractive risk-adjusted return for our shareholders.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.
Acquisition Process
In evaluating a prospective target business, we expect to conduct a disciplined due diligence review of issues that we deem important to validating our investment thesis and assessing a company’s business quality and value creation opportunities, allowing our management team to price returns relative to potential risks appropriately. This review may encompass, among other things, review of financial information and key documents of the target business, research related to the target company’s industry, markets, products, services and competitors, meetings with incumbent management and employees, on-site
visits and a review of other information which will be made available to us. Our approach to the acquisition process will be centered on utilizing Warburg Pincus’ existing network and knowledge base, relying on outside resources where appropriate. In addition, we will seek to leverage our management team’s operational and capital allocation expertise to target high-quality, scalable businesses with significant proof of concept where we see multiple opportunities for continued organic and strategic growth.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.
Warburg Pincus, members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our partners, employees, officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such partners, employees, officers and directors will be included by a target business as a condition to any agreement with respect to our initial business combination.
We may enter into one or more forward purchase agreements, including potentially with affiliates of Warburg Pincus, to provide for financing of our initial business combination.
Initial Business Combination
So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.
We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Other Considerations
Warburg Pincus manages multiple investment vehicles, and Warburg Pincus is currently investing and will raise, market, organize, sponsor and/or act as general partner or manager or as the primary source for transactions for other funds, vehicles and/or accounts in the future (collectively the “WP Funds”), including during the period in which we are seeking our initial business combination. Although we intend to seek a business combination with a company that would not be an appropriate opportunity for the WP Funds, the WP Funds (and/or their portfolio companies) may compete with us for acquisition opportunities. However, we do not expect that this would adversely affect our ability to consummate our initial business combination because of the differing nature of the acquisition targets Warburg Pincus typically consider most attractive for the WP Funds and the types of acquisitions we expect to find most attractive for us. The WP Funds’ traditional private equity activities typically involve investing in private companies, and while the WP Funds will often take the companies public, it typically invests in those entities for a number of years prior to an initial public offering, not at the time of such offering. In addition, the WP Funds from time to time are made aware of businesses that are high quality, but that do not fit the risk-adjusted return profile or time horizon of the WP Funds. As a result, we may become aware of a potential transaction that is not a fit for the traditional investment activities of the WP Funds but that is an attractive opportunity for us.
Warburg Pincus will not be seeking investment opportunities solely for us. In addition, certain of our partners, employees, officers and directors presently have, and any of them in the future will have additional, fiduciary, contractual and other duties to other entities, including without limitation, the WP Funds and certain companies in which Warburg Pincus or such entities have invested. As a result, if any of our partners, employees, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary, contractual or other obligations (including, without limitation, any WP Funds and their portfolio companies), then he, she or it will be required to honor such fiduciary, contractual or other obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If the WP Funds or other entities decide to pursue any such opportunity, we would likely be precluded from pursuing the same until such time as the WP Fund has determined to no longer pursue such opportunity. If it is determined that such investment is appropriate for the WP Funds, such opportunity will be pursued by such WP Funds in accordance with Warburg Pincus’ current policies and procedures and such WP Funds’ governing agreements and generally not us. However, we do not expect these duties to materially affect our ability to complete our initial business combination, and believe some of this conflict will naturally be mitigated by the different nature of the acquisition targets for the WP Funds and the types of acquisitions expected to be attractive for the company.
In addition, neither Warburg Pincus and our partners, employees, officers and directors, nor any of our special limited partners or consultants, are required to commit any specified amount of time to our affairs (although they may have such commitments to the WP Funds or Warburg Pincus I—B), and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, Warburg Pincus and certain of our partners, employees, officers and directors, as well as certain of our special limited partners and consultants, have and will have in the future time and attention requirements for current and future WP Funds and other third parties. Warburg Pincus and our partners, employees, officers and directors, and, in certain cases, special limited partners and consultants, are also entitled to fees and incentive-based compensation (including carried interest) in respect of the WP Funds and thus may be incentivized to dedicate more time and attention to such WP Funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, the WP Funds, Warburg Pincus and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.
Warburg Pincus and our partners, employees, officers and directors, as well as in certain cases its special limited partners and consultants may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination, including Warburg Pincus I—B. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.
Status As A Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
exceeds $700 million as of the prior June 30.
Financial Position
With funds available for a business combination initially in the amount of $283,421,780, after payment of the estimated expenses of our initial public offering and $9,919,751 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources Of Target Businesses
We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors and Warburg Pincus, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, certain affiliates of our sponsor will be entitled to reimbursement for any out-of-pocket
expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination, pursuant to an access agreement we intend to enter into with an affiliate of Warburg Pincus. We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including Warburg Pincus I—B and other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.
Evaluation Of A Target Business And Structuring Of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational, transactional, and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Lack Of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability To Evaluate The Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have The Ability To Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases And Other Transactions With Respect To Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors, advisors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights For Public Shareholders Upon Completion Of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations On Redemptions
Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.
Manner Of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.
If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to the founder shares, we would need 10,628,318, or 37.5% (assuming all issued and outstanding shares are voted), or 1,771,387, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 28,342,178 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase Class A ordinary shares in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation On Redemption Upon Completion Of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates In Connection With A Tender Offer Or The Exercise Of Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/ Withdrawal At Custodian (“DWAC”) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved. Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us.
Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.
Redemption Of Public Shares And Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).
Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the cash held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representatives of the underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representatives of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,500,000 and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 450 Lexington Avenue, New York, New York 10017. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently two have executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic reporting and financial information
We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.
We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by Warburg Pincus, our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(“COVID-19”)
outbreak and the status of debt and equity markets.

•
We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•
Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
We have identified a material weakness in our internal control over financial reporting (See our Amended Quarterly Report on Form
10-Q
for the period ended September 30, 2021 filed with the SEC on January 18, 2022).

Risks Relating To Our Search For, And Consummation Of Or Inability To Consummate, A Business Combination
Our Shareholders May Not Be Afforded An Opportunity To Vote On Our Proposed Initial Business Combination, Which Means We May Complete Our Initial Business Combination Even Though A Majority Of Our Shareholders Do Not Support Such A Combination.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
Please see the section entitled “Proposed Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
Your Only Opportunity To Affect The Investment Decision Regarding A Potential Business Combination May Be Limited To The Exercise Of Your Right To Redeem Your Shares From Us For Cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
If We Seek Shareholder Approval Of Our Initial Business Combination, Our Initial Shareholders Have Agreed To Vote In Favor Of Such Initial Business Combination, Regardless Of How Our Public Shareholders Vote.
Our initial shareholders own, on an
as-converted
basis, 20% of our outstanding ordinary shares. Our initial shareholders and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to the founder shares, we would need 10,628,318, or 37.5% (assuming all issued and outstanding shares are voted), or 1,771,387, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 28,342,178 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You Will Not Have Any Rights Or Interests In Funds From The Trust Account, Except Under Certain Limited Circumstances. Therefore, To Liquidate Your Investment, You May Be Forced To Sell Your Public Shares Or Warrants, Potentially At A Loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The Ability Of Our Public Shareholders To Redeem Their Shares For Cash May Make Our Financial Condition Unattractive To Potential Business Combination Targets, Which May Make It Difficult For Us To Enter Into A Business Combination With A Target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The Ability Of Our Public Shareholders To Exercise Redemption Rights With Respect To A Large Number Of Our Shares May Not Allow Us To Complete The Most Desirable Business Combination Or Optimize Our Capital Structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The Ability Of Our Public Shareholders To Exercise Redemption Rights With Respect To A Large Number Of Our Shares Could Increase The Probability That Our Initial Business Combination Would Be Unsuccessful And That You Would Have To Wait For Liquidation In Order To Redeem Your Shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The Requirement That We Consummate An Initial Business Combination Within 24 Months After The Closing Of Our Initial Public Offering May Give Potential Target Businesses Leverage Over Us In Negotiating A Business Combination And May Limit The Time We Have In Which To Conduct Due Diligence On Potential Business Combination Targets, In Particular As We Approach Our Dissolution Deadline, Which Could Undermine Our Ability To Complete Our Initial Business Combination On Terms That Would Produce Value For Our Shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our Search For A Business Combination, And Any Target Business With Which We Ultimately Consummate A Business Combination, May Be Materially Adversely Affected By The
Covid-19
Outbreak And The Status Of Debt And Equity Markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the
COVID-19
disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The
COVID-19
outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.
Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
We May Not Be Able To Consummate An Initial Business Combination Within 24 Months After The Closing Of Our Initial Public Offering, In Which Case We Would Cease All Operations Except For The Purpose Of Winding Up And We Would Redeem Our Public Shares And Liquidate.
We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.
If We Seek Shareholder Approval Of Our Initial Business Combination, Our Sponsor, Directors, Executive Officers, Advisors And Their Affiliates May Elect To Purchase Public Shares Or Warrants, Which May Influence A Vote On A Proposed Business Combination And Reduce The Public “Float” Of Our Class A Ordinary Shares Or Public Warrants.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.
In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
If A Shareholder Fails To Receive Notice Of Our Offer To Redeem Our Public Shares In Connection With Our Initial Business Combination, Or Fails To Comply With The Procedures For Tendering Its Shares, Such Shares May Not Be Redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Because Of Our Limited Resources And The Significant Competition For Business Combination Opportunities, It May Be More Difficult For Us To Complete Our Initial Business Combination. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.00 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Warrants Will Expire Worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If The Net Proceeds Of Our Initial Public Offering And The Sale Of The Private Placement Warrants Not Being Held In The Trust Account Are Insufficient To Allow Us To Operate For The 24 Months Following The Closing Of Our Initial Public Offering, It Could Limit The Amount Available To Fund Our Search For A Target Business Or Businesses And Our Ability To Complete Our Initial Business Combination, And We Will Depend On Loans From Our Sponsor, Its Affiliates Or Members Of Our Management Team To Fund Our Search And To Complete Our Initial Business Combination.
Of the net proceeds of our initial public offering and the sale of the private placement warrants, less than $1,500,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We May Seek Business Combination Opportunities With A High Degree Of Complexity That Require Significant Operational Improvements, Which Could Delay Or Prevent Us From Achieving Our Desired Results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
Our Shareholders May Be Held Liable For Claims By Third Parties Against Us To The Extent Of Distributions Received By Them Upon Redemption Of Their Shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.
We May Not Hold An Annual Meeting Of Shareholders Until After The Consummation Of Our Initial Business Combination.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.
We May Seek Acquisition Opportunities In Industries Or Sectors Which May Or May Not Be Outside Of Our Management’s Area Of Expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike Some Other Similarly Structured Blank Check Companies, Our Initial Shareholders Will Receive Additional Class A Ordinary Shares If We Issue Shares To Consummate An Initial Business Combination.
The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
We Do Not Have A Specified Maximum Redemption Threshold. The Absence Of Such A Redemption Threshold May Make It Possible For Us To Complete Our Initial Business Combination With Which A Substantial Majority Of Our Shareholders Do Not Agree.
Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In Order To Effectuate An Initial Business Combination, Blank Check Companies Have, In The Recent Past, Amended Various Provisions Of Their Charters And Other Governing Instruments, Including Their Warrant Agreements. We Cannot Assure You That We Will Not Seek To Amend Our Amended And Restated Memorandum And Articles Of Association Or Governing Instruments In A Manner That Will Make It Easier For Us To Complete Our Initial Business Combination That Our Shareholders May Not Support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Our Initial Shareholders Control A Substantial Interest In Us And Thus May Exert A Substantial Influence On Actions Requiring A Shareholder Vote, Potentially In A Manner That You Do Not Support.
Our initial shareholders own, on an
as-converted
basis, 20% of our issued and outstanding ordinary shares. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
After Our Initial Business Combination, It Is Possible That A Majority Of Our Directors And Officers Will Live Outside The United States And All Of Our Assets Will Be Located Outside The United States; Therefore Investors May Not Be Able To Enforce Federal Securities Laws Or Their Other Legal Rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
You Will Not Be Entitled To Protections Normally Afforded To Investors Of Many Other Blank Check Companies.
Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent To Our Completion Of Our Initial Business Combination, We May Be Required To Take Write-downs Or Write-offs, Restructuring And Impairment Or Other Charges That Could Have A Significant Negative Effect On Our Financial Condition, Results Of Operations And The Price Of Our Securities, Which Could Cause You To Lose Some Or All Of Your Investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
If Third Parties Bring Claims Against Us, The Proceeds Held In The Trust Account Could Be Reduced And The
Per-share
Redemption Amount Received By Shareholders May Be Less Than $10.00 Per Public Share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which our prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our Directors May Decide Not To Enforce The Indemnification Obligations Of Our Sponsor, Resulting In A Reduction In The Amount Of Funds In The Trust Account Available For Distribution To Our Public Shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.
If, After We Distribute The Proceeds In The Trust Account To Our Public Shareholders, We File A Bankruptcy Petition Or An Involuntary Bankruptcy Petition Is Filed Against Us That Is Not Dismissed, A Bankruptcy Court May Seek To Recover Such Proceeds, And The Members Of Our Board Of Directors May Be Viewed As Having Breached Their Fiduciary Duties To Our Creditors, Thereby Exposing The Members Of Our Board Of Directors And Us To Claims Of Punitive Damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, Before Distributing The Proceeds In The Trust Account To Our Public Shareholders, We File A Bankruptcy Petition Or An Involuntary Bankruptcy Petition Is Filed Against Us That Is Not Dismissed, The Claims Of Creditors In Such Proceeding May Have Priority Over The Claims Of Our Shareholders And The
Per-share
Amount That Would Otherwise Be Received By Our Shareholders In Connection With Our Liquidation May Be Reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
Because We Are Neither Limited To Evaluating A Target Business In A Particular Industry Sector Nor Have We Selected Any Specific Target Businesses With Which To Pursue Our Initial Business Combination, You Will Be Unable To Ascertain The Merits Or Risks Of Any Particular Target Business’s Operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Although We Have Identified General Criteria And Guidelines That We Believe Are Important In Evaluating Prospective Target Businesses, We May Enter Into Our Initial Business Combination With A Target That Does Not Meet Such Criteria And Guidelines, And As A Result, The Target Business With Which We Enter Into Our Initial Business Combination May Not Have Attributes Entirely Consistent With Our General Criteria And Guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We Are Not Required To Obtain An Opinion From An Independent Accounting Or Investment Banking Firm, And Consequently, You May Have No Assurance From An Independent Source That The Price We Are Paying For The Business Is Fair To Our Shareholders From A Financial Point Of View.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
Resources Could Be Wasted In Researching Acquisitions That Are Not Completed, Which Could Materially Adversely Affect Subsequent Attempts To Locate And Acquire Or Merge With Another Business. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.00 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Warrants Will Expire Worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance Obligations Under The Sarbanes-Oxley Act May Make It More Difficult For Us To Effectuate A Business Combination, Require Substantial Financial And Management Resources, And Increase The Time And Costs Of Completing An Acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
The Provisions Of Our Amended And Restated Memorandum And Articles Of Association That Relate To The Rights Of Holders Of Our Class A Ordinary Shares (And Corresponding Provisions Of The Agreement Governing The Release Of Funds From Our Trust Account) May Be Amended With The Approval Of A Special Resolution Which Requires The Approval Of The Holders Of At Least
Two-thirds
Of Our Ordinary Shares Who Attend And Vote At A Shareholder Meeting Of The Company, Which Is A Lower Amendment Threshold Than That Of Some Other Blank Check Companies. It May Be Easier For Us, Therefore, To Amend Our Amended And Restated Memorandum And Articles Of Association To Facilitate The Completion Of An Initial Business Combination That Some Of Our Shareholders May Not Support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds
of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds
of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted
basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We May Be Unable To Obtain Additional Financing To Complete Our Initial Business Combination Or To Fund The Operations And Growth Of A Target Business, Which Could Compel Us To Restructure Or Abandon A Particular Business Combination. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.00 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Warrants Will Expire Worthless.
Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
We May Have A Limited Ability To Assess The Management Of A Prospective Target Business And, As A Result, May Affect Our Initial Business Combination With A Target Business Whose Management May Not Have The Skills, Qualifications Or Abilities To Manage A Public Company, Which Could In Turn Negatively Impact The Value Of Our Shareholders’ Investment In Us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.
We May Issue Notes Or Other Debt Securities, Or Otherwise Incur Substantial Debt, To Complete A Business Combination, Which May Adversely Affect Our Leverage And Financial Condition And Thus Negatively Impact The Value Of Our Shareholders’ Investment In Us.
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We May Only Be Able To Complete One Business Combination With The Proceeds Of Our Initial Public Offering And The Sale Of The Private Placement Warrants, Which Will Cause Us To Be Solely Dependent On A Single Business Which May Have A Limited Number Of Products Or Services. This Lack Of Diversification May Negatively Impact Our Operations And Profitability.
The net proceeds from our initial public offering and the sale of the private placement warrants provide us with $283,421,780 that we may use to complete our initial business combination (after taking into account the $9,919,751 of deferred underwriting commissions being held in the trust account and the expenses of our initial public offering and full spend of the working capital held outside the trust account).
We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We May Attempt To Simultaneously Complete Business Combinations With Multiple Prospective Targets, Which May Hinder Our Ability To Complete Our Initial Business Combination And Give Rise To Increased Costs And Risks That Could Negatively Impact Our Operations And Profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We May Attempt To Complete Our Initial Business Combination With A Private Company About Which Little Information Is Available, Which May Result In A Business Combination With A Company That Is Not As Profitable As We Suspected, If At All.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Because We Must Furnish Our Shareholders With Target Business Financial Statements, We May Lose The Ability To Complete An Otherwise Advantageous Initial Business Combination With Some Prospective Target Businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
If We Have Not Consummated An Initial Business Combination Within 24 Months From The Closing Of Our Initial Public Offering, Our Public Shareholders May Be Forced To Wait Beyond Such 24 Months Before Redemption From Our Trust Account.
If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
If We Are Deemed To Be An Investment Company Under The Investment Company Act, We May Be Required To Institute Burdensome Compliance Requirements And Our Activities May Be Restricted, Which May Make It Difficult For Us To Complete Our Initial Business Combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Risks Relating To Our Securities
The Securities In Which We Invest The Proceeds Held In The Trust Account Could Bear A Negative Rate Of Interest, Which Could Reduce The Interest Income Available For Payment Of Taxes Or Reduce The Value Of The Assets Held In Trust Such That The Per Share Redemption Amount Received By Shareholders May Be Less Than $10.00 Per Share.
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $283,421,780, are being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $283,421,780 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
If We Seek Shareholder Approval Of Our Initial Business Combination And We Do Not Conduct Redemptions Pursuant To The Tender Offer Rules, And If You Or A “Group” Of Shareholders Are Deemed To Hold In Excess Of 15% Of Our Class A Ordinary Shares, You Will Lose The Ability To Redeem All Such Shares In Excess Of 15% Of Our Class A Ordinary Shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
The NYSE May Delist Our Securities From Trading On Its Exchange, Which Could Limit Investors’ Ability To Make Transactions In Our Securities And Subject Us To Additional Trading Restrictions.
Our units, Class A ordinary shares and warrants are currently listed on the NYSE. Although after giving effect to our initial public offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).
Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.
For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $150.0 million, the aggregate market value of publicly held shares would be required to be at least $40.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.
If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
We May Issue Additional Class A Ordinary Shares Or Preference Shares To Complete Our Initial Business Combination Or Under An Employee Incentive Plan After Completion Of Our Initial Business Combination. We May Also Issue Class A Ordinary Shares Upon The Conversion Of The Founder Shares At A Ratio Greater Than
One-to-one
At The Time Of Our Initial Business Combination As A Result Of The Anti-dilution Provisions Contained In Our Amended And Restated Memorandum And Articles Of Association. Any Such Issuances Would Dilute The Interest Of Our Shareholders And Likely Present Other Risks.
Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 471,657,822 and 42,914,456 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We Are Not Registering The Class A Ordinary Shares Issuable Upon Exercise Of The Warrants Under The Securities Act Or Any State Securities Laws At This Time, And Such Registration May Not Be In Place When An Investor Desires To Exercise Warrants, Thus Precluding Such Investor From Being Able To Exercise Its Warrants Except On A Cashless Basis And Potentially Causing Such Warrants To Expire Worthless.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
Holders Of Class A Ordinary Shares Will Not Be Entitled To Vote On Any Election Of Directors We Hold Prior To Our Initial Business Combination.
Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We May Amend The Terms Of The Warrants In A Manner That May Be Adverse To Holders Of Public Warrants With The Approval By The Holders Of At Least 50% Of The Then-outstanding Public Warrants. As A Result, The Exercise Price Of Your Warrants Could Be Increased, The Exercise Period Could Be Shortened And The Number Of Our Class A Ordinary Shares Purchasable Upon Exercise Of A Warrant Could Be Decreased, All Without Your Approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our prospectus, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
We May Redeem Your Unexpired Warrants Prior To Their Exercise At A Time That Is Disadvantageous To You, Thereby Making Your Warrants Worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our Warrants May Have An Adverse Effect On The Market Price Of Our Class A Ordinary Shares And Make It More Difficult To Effectuate Our Initial Business Combination.
We issued public warrants to purchase 5,668,435 of our Class A ordinary shares as part of the units offered in our initial public offering and in connection with the underwriters’ partial exercise of the over-allotment option. We also issued in a private placement an aggregate of 5,778,957 private placement warrants (5,333,333 simultaneously with the closing of our initial public offering and 445,624 in connection with the underwriters’ partial exercise of the over-allotment option). In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up 1,000,000 warrants of the post-business combination entity, at a price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.
To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because Each Unit Contains
One-Fifth
Of One Redeemable Warrant And Only A Whole Warrant May Be Exercised, The Units May Be Worth Less Than Units Of Other Blank Check Companies.
Each unit contains
one-fifth
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.
Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.
A Provision Of Our Warrant Agreement May Make It More Difficult For Us To Consummate An Initial Business Combination.
Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
The Warrants May Become Exercisable And Redeemable For A Security Other Than The Class A Ordinary Shares, And You Will Not Have Any Information Regarding Such Other Security At This Time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

Provisions In Our Amended And Restated Memorandum And Articles Of Association May Inhibit A Takeover Of Us, Which Could Limit The Price Investors Might Be Willing To Pay In The Future For Our Class A Ordinary Shares And Could Entrench Management.
Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
The Grant Of Registration Rights To Our Initial Shareholders May Make It More Difficult To Complete Our Initial Business Combination, And The Future Exercise Of Such Rights May Adversely Affect The Market Price Of Our Class A Ordinary Shares.
Pursuant to a registration and shareholder rights agreement, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or its permitted transferees are registered for resale.
Risks Relating To Our Sponsor And Management Team
We Are Dependent Upon Our Executive Officers And Directors And Their Loss Could Adversely Affect Our Ability To Operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers.
The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our Ability To Successfully Effect Our Initial Business Combination And To Be Successful Thereafter Will Be Totally Dependent Upon The Efforts Of Our Key Personnel, Some Of Whom May Join Us Following Our Initial Business Combination. The Loss Of Key Personnel Could Negatively Impact The Operations And Profitability Of Our Post-combination Business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of a business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination candidate’s management team will remain associated with the business combination candidate following our initial business combination, it is possible that members of the management of a business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our Key Personnel May Negotiate Employment Or Consulting Agreements With A Target Business In Connection With A Particular Business Combination, And A Particular Business Combination May Be Conditioned On The Retention Or Resignation Of Such Key Personnel. These Agreements May Provide For Them To Receive Compensation Following Our Initial Business Combination And As A Result, May Cause Them To Have Conflicts Of Interest In Determining Whether A Particular Business Combination Is The Most Advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement to be entered into in connection with our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
The Officers And Directors Of An Acquisition Candidate May Resign Upon Completion Of Our Initial Business Combination. The Loss Of A Business Combination Target’s Key Personnel Could Negatively Impact The Operations And Profitability Of Our Post-combination Business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place and may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
Our Executive Officers And Directors Will Allocate Their Time To Other Businesses Thereby Causing Conflicts Of Interest In Their Determination As To How Much Time To Devote To Our Affairs. This Conflict Of Interest Could Have A Negative Impact On Our Ability To Complete Our Initial Business Combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged or may become engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve and may in the future serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our Officers And Directors Presently Have, And Any Of Them In The Future May Have, Additional Fiduciary, Contractual Or Other Obligations To Other Entities, Including Another Blank Check Company, And, Accordingly, May Have Conflicts Of Interest In Determining To Which Entity A Particular Business Opportunity Should Be Presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities, including, without limitation, the WP Funds and certain companies in which Warburg Pincus or such entities have invested, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary, contractual or other obligations (including, without limitation, any WP Funds), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If the WP Funds or other entities decide to pursue any such opportunity, we would likely be precluded from pursuing the same until such time as the WP Fund has determined to no longer pursue such opportunity. If it is determined that such investment is appropriate for the WP Funds, such opportunity will be pursued by such WP Funds in accordance with Warburg Pincus’ current policies and procedures and such WP Funds’ governing agreements and generally not by the company. In addition, affiliates of our sponsor currently sponsor another blank check company, Warburg Pincus I—B, where Mr. Turner is the Chairman and Chief Executive Officer of Warburg Pincus I—B, Ms. O’Neill is the Chief Financial Officer and a member of the board of directors of Warburg Pincus I—B, Mr. Colodny is a member of the board of directors of Warburg Pincus I—B and Mr. Neary is a member of the board of directors of Warburg Pincus I—B; therefore, Warburg Pincus I—B may present an additional conflict of interest in pursuing an acquisition target. However, we do not expect these duties to materially affect our ability to complete our initial business combination, and believe some of this conflict will naturally be mitigated by the different nature of the acquisition targets for the WP Funds and the types of acquisitions expected to be attractive for the company. Our amended and restated memorandum and articles of association provides that we renounce, to the maximum extent permitted by law, our interest in any corporate opportunity (including any business combination opportunity) offered to any director or officer or about which any of our officers or directors acquires knowledge unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the officer or director is permitted to refer that opportunity to us without violating another legal obligation. In addition, our amended and restated articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
Our Executive Officers, Directors, Security Holders And Their Respective Affiliates May Have Competitive Pecuniary Interests That Conflict With Our Interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through or in conjunction with one or more affiliates of Warburg Pincus. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.
We May Engage In A Business Combination With One Or More Target Businesses That Have Relationships With Entities That May Be Affiliated With Our Sponsor, Executive Officers, Directors Or Initial Shareholders Which May Raise Potential Conflicts Of Interest.
In light of the involvement of our sponsor, its partners and employees, and our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with such persons. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination, including Warburg Pincus I—B. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Our Management May Not Be Able To Maintain Control Of A Target Business After Our Initial Business Combination. Upon The Loss Of Control Of A Target Business, New Management May Not Possess The Skills, Qualifications Or Abilities Necessary To Profitably Operate Such Business.
We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
Since Our Sponsor, Executive Officers And Directors Will Lose Their Entire Investment In Us If Our Initial Business Combination Is Not Completed (Other Than With Respect To Public Shares They May Acquire During Or After Our Initial Public Offering), A Conflict Of Interest May Arise In Determining Whether A Particular Business Combination Target Is Appropriate For Our Initial Business Combination.
On December 9, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. In February 2021, our sponsor transferred 35,000 founder shares to an independent director. In July 2021, our sponsor transferred 35,000 founder shares to an independent director. In February 2022, our sponsor transferred 35,000 founder shares to an independent director. On April 16, 2021, the underwriters partially exercised the over-allotment option to purchase the over-allotment units and on April 18, 2021, the over-allotment option on the remaining units expired unexercised by the underwriters; thus, 101,956 Class B ordinary shares were forfeited by our sponsor. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased in a private placement an aggregate of 5,778,957 private placement warrants (5,333,333 simultaneously with the closing of our initial public offering and 445,624 in connection with the underwriters’ partial exercise of the over-allotment option), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant for an aggregate purchase price of approximately $8,668,435. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Certain Of Our Officers And Directors Have Or Will Have Direct And Indirect Economic Interests In Us And/Or Our Sponsor After The Consummation Of Our Initial Public Offering And Such Interests May Potentially Conflict With Those Of Our Public Shareholders As We Evaluate And Decide Whether To Recommend A Potential Business Combination To Our Public Shareholders.
Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders.
We May Not Have Sufficient Funds To Satisfy Indemnification Claims Of Our Directors And Executive Officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
General Risk Factors
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
We identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments issued by the Company, as further described in our Amended Quarterly Report on Form
10-Q
as of and for the period ended September 30, 2021. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. This also resulted in the restatement of the Company’s balance sheet as of March 9, 2021 filed with the SEC.
Past Performance By Warburg Pincus, Our Management Team Or Their Respective Affiliates May Not Be Indicative Of Future Performance Of An Investment In Us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either: (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of the performance of Warburg Pincus, our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber Incidents Or Attacks Directed At Us Could Result In Information Theft, Data Corruption, Operational Disruption And/Or Financial Loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes In Laws Or Regulations, Or A Failure To Comply With Any Laws And Regulations, May Adversely Affect Our Business, Including Our Ability To Negotiate And Complete Our Initial Business Combination, And Results Of Operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We Are An Emerging Growth Company And A Smaller Reporting Company Within The Meaning Of The Securities Act, And If We Take Advantage Of Certain Exemptions From Disclosure Requirements Available To “emerging Growth Companies” Or “Smaller Reporting Companies,” This Could Make Our Securities Less Attractive To Investors And May Make It More Difficult To Compare Our Performance With Other Public Companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our Warrant Agreement Designates The Courts Of The State Of New York Or The United States District Court For The Southern District Of New York As The Sole And Exclusive Forum For Certain Types Of Actions And Proceedings That May Be Initiated By Holders Of Our Warrants, Which Could Limit The Ability Of Warrant Holders To Obtain A Favorable Judicial Forum For Disputes With Our Company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Because We Are Incorporated Under The Laws Of The Cayman Islands, You May Face Difficulties In Protecting Your Interests, And Your Ability To Protect Your Rights Through The U.S. Federal Courts May Be Limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Since Only Holders Of Our Founder Shares Have The Right To Vote On The Election Of Directors, The NYSE May Consider Us To Be A “Controlled Company” Within The Meaning Of The NYSE Rules And, As A Result, We May Qualify For Exemptions From Certain Corporate Governance Requirements.
Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
We May Be A Passive Foreign Investment Company, Or “PFIC,” Which Could Result In Adverse U.S. Federal Income Tax Consequences To U.S. Investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We May Reincorporate In Another Jurisdiction In Connection With Our Initial Business Combination And Such Reincorporation May Result In Taxes Imposed On Shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
Risks Associated With Acquiring And Operating A Business In Foreign Countries
If We Pursue A Target Company With Operations Or Opportunities Outside Of The United States For Our Initial Business Combination, We May Face Additional Burdens In Connection With Investigating, Agreeing To And Completing Such Initial Business Combination, And If We Effect Such Initial Business Combination, We Would Be Subject To A Variety Of Additional Risks That May Negatively Impact Our Operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If Our Management Following Our Initial Business Combination Is Unfamiliar With United States Securities Laws, They May Have To Expend Time And Resources Becoming Familiar With Such Laws, Which Could Lead To Various Regulatory Issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After Our Initial Business Combination, Substantially All Of Our Assets May Be Located In A Foreign Country And Substantially All Of Our Revenue May Be Derived From Our Operations In Any Such Country. Accordingly, Our Results Of Operations And Prospects Will Be Subject, To A Significant Extent, To The Economic, Political And Social Conditions And Government Policies, Developments And Conditions In The Country In Which We Operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange Rate Fluctuations And Currency Policies May Cause A Target Business’ Ability To Succeed In The International Markets To Be Diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We May Reincorporate In Another Jurisdiction In Connection With Our Initial Business Combination, And The Laws Of Such Jurisdiction May Govern Some Or All Of Our Future Material Agreements And We May Not Be Able To Enforce Our Legal Rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We Are Subject To Changing Law And Regulations Regarding Regulatory Matters, Corporate Governance And Public Disclosure That Have Increased Both Our Costs And The Risk Of
Non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 450 Lexington Avenue, New York, NY 10017, and our telephone number is (212)
878-0600.
The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, secretarial and administrative services.

Item 3.	Legal Proceedings.
We are, and from time to time may become, involved in legal and regulatory proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.
(a) Market Information
Our units, public shares and public warrants are each traded on the NYSE under the symbols “WPCA.U,” “WPCA” and “WPCA WS,” respectively. Our units commenced public trading on March 5, 2021, and our public shares and public warrants commenced separate public trading on April 26, 2021.
(b) Holders
On March 7, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holder of record of our Class B ordinary shares and two holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
None.

(e) Performance Graph.
None.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from the Initial Public Offering.
Use of Proceeds
On March 9, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions. On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the over-allotment units occurred on April 20, 2021. Our issuance of the over-allotment units, at a price of $10.00 per such units, resulted in total gross proceeds of approximately $33.4 million, and the incurrence of approximately $1.8 million in offering costs, of which approximately $1.2 million was for deferred underwriting commissions.
Each unit consists of one share of Class A ordinary share and one-fifth
of one redeemable public warrant. Each whole public warrant will entitle the holder thereof to purchase one share of Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.
Of the gross proceeds received from our initial public offering and the over-allotment units, $283,421,780 was placed in the trust account. The proceeds invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $5.7 million in underwriting discounts and commissions and approximately $14.3 million for other costs and expenses related to the initial public offering.
There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus relating to our initial public offering.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
None.

Item 6.	Selected Financial Data.
As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on December 1, 2020. We were formed for the purpose of effecting an initial business combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our Sponsor is Warburg Pincus Capital Corporation
I-A
Sponsor, L.P. The registration statement for our initial public offering was declared effective on March 4, 2021. On March 9, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions. On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the 3,342,178 over-allotment units occurred on April 20, 2021. The issuance by us of the over-allotment units at a price of $10.00 per such units resulted in total gross proceeds of approximately $33.4 million, and the incurrence of approximately $1.8 million in offering costs, of which approximately $1.2 million was for deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 5,333,333 private placement warrants, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of $8.0 million. On April 20, 2021, simultaneously with the issuance and sale of the over-allotment units, we consummated the sale of an additional 445,624 private placement warrants pursuant to the over-allotment private placement, generating gross proceeds of approximately $668,000.
The proceeds from the initial public offering and the over-allotment units (approximately $283.4 million in the aggregate), together with certain of the proceeds from the private placements, were placed in our trust account with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the proceeds from the initial public offering, the over-allotment units and the private placements, although substantially all of such proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
If we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, or March 9, 2023, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem our Class A ordinary shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $0.6 million.
Our liquidity needs through December 31, 2021 and prior have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the founder shares, a loan of approximately $78,000 from the Sponsor pursuant to a promissory note, dated December 9, 2020, where the Sponsor agreed to loan us up to $300,000 for the payment of costs related to our initial public offering, and the proceeds from the consummation of the private placement not held in the Trust Account. We repaid the promissory note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans to the Company.
Based on the foregoing, management believes that we have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

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
Results of Operations
Our entire activity from inception to December 31, 2021 was in preparation for our formation, our initial public offering and our search for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination at the earliest.
For the year ended December 31, 2021, we had a net income of approximately $17,000, which consisted of approximately $2.3 million in non-operating
gain resulting from the change in fair value of derivative warrant liabilities, and offset by approximately $1.9 million in general and administrative expenses, and $397,000 in offering costs associated with derivative warrant liabilities.
For the period from December 1, 2020 (inception) through December 31, 2020, we had a net loss of approximately $13,000, which consisted of general and administrative expenses.
Contractual Obligations
Registration Rights
The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of any outstanding working capital loans) were entitled to registration rights pursuant to that certain Registration Rights Agreement, dated March 9, 2021, by and between us, the Sponsor and certain of our directors. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of our initial public offering to purchase up to 3,750,000 additional units at our initial public offering price less the underwriting discounts and commissions. On April 16, 2021, the underwriters partially exercised the over-allotment option to purchase 3,342,178 over-allotment units.
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.0 million and $0.7 million (approximately $5.7 million in the aggregate), paid upon the closing of our initial public offering and the sale of the over-allotment units, respectively. In addition, $0.35 per unit, or approximately $9.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of our initial business combination or its liquidation, we agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable an initial business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their respective affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account.

We incurred $100,000 in general and administrative expenses (related party) in the accompanying statements of operations for the year ended December 31, 2021. As of December 31, 2021, we had accrued approximately $10,000, for services in connection with such agreement on the balance sheet. There was no outstanding balance under this agreement as of December 31, 2020.
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
at the end of each reporting period.
Our warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with our initial public offering and the fair value of the private placement warrants have been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each private placement warrant is equivalent to that of each public warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of our initial public offering, 28,342,178 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with each of the closing of our initial public offering and the closing of the over-allotment units, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in our initial public offering and the over-allotment units and the private placement warrants to purchase an aggregate of 11,447,393 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and the period ended December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period in which such contingency was satisfied to determine the dilutive impact of these shares.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method of transition. Adoption of ASU
2020-06
did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through F-20 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
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
Management’s Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our officers, directors and directors are as follows:

Name	Age	Position
Christopher H. Turner	58	Chairman and Chief Executive Officer
Tara O’Neill	48	Chief Financial Officer and Director
Mark Colodny	54	Director
James Neary	57	Director
Anesa Chaibi	55	Director
Alison Rand	54	Director
Timothy J. Curt	58	Director
Christopher H. Turner,
our Chairman and Chief Executive Officer, joined Warburg Pincus in 2005 to lead the firm’s Capital Markets Group, a position he held through 2021. Mr. Turner also served as the firm’s Chief Administrative Officer and head of the US Investment Support Group from 2013 through 2020. Prior to joining Warburg Pincus Mr. Turner was a Managing Director at Goldman Sachs. Mr. Turner is a member of the JDRF International Board of Directors, where he serves as Chair of the Finance & Investment Committee, and the Council on Foreign Relations, where he serves on the Committee on Corporate Affairs. Mr. Turner has also served as the Chairman and Chief Executive Officer of Warburg Pincus I—B since 2021. Mr. Turner has lectured at Columbia Business School and the Wharton School on Private Equity and Corporate Finance. Mr. Turner received a B.S. from Cornell University and an M.B.A. in Finance from The Leonard N. Stern School of Business at New York University.
Tara O’Neill
, our Chief Financial Officer and member of our board of directors, has served as a Senior Vice President in the Finance and Legal Department at Warburg Pincus since 2015 and is responsible for the firm’s global special purpose entity operations. Mrs. O’Neill has also served as the Chief Financial Officer and a member of the board of directors of Warburg Pincus I—B since 2021. Mrs. O’Neill has 26 years of experience in the field of accounting and finance. Prior to joining Warburg Pincus in 1999, Mrs. O’Neill was a Tax Manager at PricewaterhouseCoopers specializing in Financial Services Clients. Mrs. O’Neill holds a B.S. from the State University of New York at Plattsburgh.
Mark Colodny
, a member of our board of directors, is currently Managing Director,
Co-Head
of U.S. Private Equity at Warburg Pincus, and has held various positions at Warburg Pincus beginning in 2001, including Managing Director and Head of the Technology Group. Prior to joining Warburg Pincus in 2001, Mr. Colodny served as Senior Vice President of Corporate Development at Primedia from 1995 to 2000 where he ran the Mergers and Acquisitions Group. Mr. Colodny began his career at Fortune Magazine where he was a journalist from 1989 to 1991. Mr. Colodny has served as member of the board of directors of Warburg Pincus I—B since 2021. Helix OpCo, LLC since 2016, ProPublica since 2012 and The City since 2019, and is also a member of the Council on Foreign Relations. Mr. Colodny received a B.A. from Harvard College, an M.B.A. from Harvard Business School and a J.D. from Harvard Law School.
James Neary
, a member of our board of directors, is currently Managing Director,
Co-Head
of U.S. Private Equity at Warburg Pincus. During his career at Warburg Pincus, which began in 2000, Mr. Neary has led Industrials and Business Services; Late Stage Technology-enabled Services; Technology, Media & Telecommunications and Capital Markets. Prior to joining Warburg Pincus in 2000, Mr. Neary was a Managing Director at Chase Securities. Mr. Neary is currently the Chairman or serves as a member of the board of directors of several companies including Warburg Pincus I—B since 2021, Allied Universal since 2018, Consolidated Precision Products since 2019, Duravant since 2017, Endurance International Group since 2011, Hygiena since 2016, Sotera Health (NASDAQ:SHC) since 2015 and Wex (NYSE:WEX) since 2016. Among other public and private companies, Mr. Neary has previously served as a member of the board of directors of the Boards of Fidelity National Information Services, Inc., Interactive Data Corporation, InComm Holdings, Coyote Logistics, EFS (Electronic Funds Source) and Alert Global Media Holdings. Mr. Neary has served as a member of the Board of Trustees of The Mount Sinai Health System since and The Eaglebrook School. In addition, Mr. Neary has served as the
Co-Chair
of the President’s Council at Tufts University since 2016. Mr. Neary received a B.A. in Economics and Political Science from Tufts University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar.
Anesa Chaibi
, a member of our board of directors, has served as an Industry Advisor to the Industrial and Business Services Group of Warburg Pincus since 2019. Ms. Chaibi served as the Chief Executive Officer and member of the board of directors of Optimas Solutions, a global distributor and manufacturer of custom highly-engineered OEM designed fasteners, from 2016 to 2019. Prior to her tenure with Optimas Solutions, Ms. Chaibi served as the President and Chief Executive Officer of HD Supply Facilities Maintenance from 2005 to 2015. Ms. Chaibi began her career in 1989 with General Electric on the Chemical and Materials Leadership Program and held roles with increasing responsibilities across numerous GE businesses and industries for over sixteen years. Ms. Chaibi currently serves on the board of directors of a number of companies, including Regal Beloit Corporation (NYSE:RBC) and Advanced Drainage Systems (NYSE:WMS) and serves as a member of the Advanced Drainage Systems audit committee. Additionally, Ms. Chaibi is a NACD Board Leadership Fellow. Ms. Chaibi received a B.S. in Chemical Engineering from West Virginia University and an M.B.A. from the Fuqua School of Business at Duke University.
Alison
Rand
, a member of our board of directors, serves as Executive Vice President and Chief Financial Officer of Primerica (NYSE: PRI) a leading provider of financial services to middle income households throughout North America. Ms. Rand is a member of Primerica’s Executive Team and as Chief Financial Officer is responsible for all aspects of Primerica’s finance and accounting functions, treasury, capital management, tax, and investor relations. Ms. Rand began her career at Primerica in 1995 responsible for financial reporting and later focused on business strategy and development before being named CFO in 2000. In 2010, Ms. Rand successfully led Primerica’s Initial Public Offering on the NYSE and since then speaks regularly with current and potential investors to promote Primerica. Prior to joining Primerica, Ms. Rand was an auditor with KPMG LLP specializing in the insurance sector. Ms. Rand serves as the Chair of the Audit Committee, as well as a member of the Executive Committee, of the University of Florida National Foundation board of directors, a member of the Dean’s Advisory Council of the University of Florida Warrington College of Business and a member of the Executive Committee of the board of directors of Junior Achievement of Georgia. She also serves on the University of Georgia Terry College of Business Executive Education CFO Roundtable Advisory Board. Ms. Rand earned a Bachelor of Science in Accounting from the University of Florida and is a certified public accountant.
Timothy J. Curt
, a member of our board of directors, was a Managing Director in the Accounting and Finance Group at Warburg Pincus through December 2019, when he retired to pursue non-profit
activities. Mr. Curt served as Chief Financial Officer and was a member of the Executive Management Group at Warburg Pincus from 2003 to 2014. As Chief Financial Officer, Mr. Curt’s responsibilities included financial reporting, treasury and financial planning, internal controls, global tax structuring, information technology operations, employee benefits and compensation planning. Prior to joining Warburg Pincus in 1998, Mr. Curt was a tax partner in the New York-based merger and acquisitions group of Ernst & Young, having started his career with its predecessor, Ernst & Whinney in 1984. Between January 2016 and December 2021, Mr. Curt was a member of the Private Company Council, which advises the Financial Accounting Standards Board on the application of US generally accepted accounting principles to private companies, and was previously a member of the Financial Accounting Standards Advisory Council from 2006 to 2009. As a volunteer for the American Institute of Certified Public Accountants, Mr. Curt has actively participated in the drafting and publication of two comprehensive accounting practice aids entitled “Valuation of Portfolio Company Investments of Venture Capital and Private Equity Funds and Other Investment Companies” (2019) and “Valuation of Privately Held Company Equity Securities Issued as Compensation” (2013). From 2014 to 2018, Mr. Curt was a board member of the National Venture Capital Association, served as its Treasurer from May 2016 to May 2018, and helped launch its charitable affiliate, the Venture Capital Foundation, the following year. He currently serves on the Dean’s Advisory Cabinet of the University of Connecticut School of Business. Mr. Curt earned a BS in Accounting from the University of Connecticut and a Master of Sciences degree in Taxation from Pace University.
Number And Terms Of Office Of Officers And Directors
We have seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE.

The term of office of the first class of directors, consisting of Anesa Chaibi and Mark Colodny, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Tara O’Neill and James Neary, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Christopher H. Turner, Alison Rand and Timothy J. Curt, will expire at our third annual meeting of shareholders.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mark Colodny, James Neary, Anesa Chaibi, Alison Rand and Timothy J. Curt are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees Of The Board Of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of the NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.
Subject to
phase-in
rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Anesa Chaibi, Alison Rand and Timothy J. Curt serve on our audit committee. Our board of directors has determined that Anesa Chaibi, Alison Rand and Timothy J. Curt are independent under the NYSE listing standards and applicable SEC rules. Anesa Chaibi serves as the Chairman of the audit committee.
Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Anesa Chaibi, Alison Rand and Timothy J. Curt are financially literate and our board of directors has determined that each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Because our securities are listed on NYSE, we have one year from the date of our initial public offering for our audit committee to have at least three members, all of whom must be independent.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We have established a nominating committee of our board of directors. The members of our nominating committee are Mark Colodny, James Neary, Anesa Chaibi, Alison Rand and Timothy J. Curt, and Mark Colodny serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Mark Colodny, James Neary, Anesa Chaibi, Alison Rand and Timothy J. Curt are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Because our securities are listed on NYSE, we have one year from the date of our initial public offering for our nominating committee to be composed entirely of independent directors.
Guidelines For Selecting Director Nominees
The guidelines for selecting nominees, which is specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Mark Colodny, James Neary, Anesa Chaibi and Timothy J. Curt, and James Neary serves as chairman of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Mark Colodny, James Neary, Anesa Chaibi and Timothy J. Curt are independent. Because our securities are listed on the NYSE, we have one year from the date of our initial public offering for our compensation committee to be composed entirely of independent directors.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and/or annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement, to the extent required; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Compensation Committee Interlocks And Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code Of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts Of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided
that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

In addition, certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities, including, without limitation, the WP Funds and certain companies in which Warburg Pincus or such entities have invested, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary, contractual or other obligations (including, without limitation, any WP Funds), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If the WP Funds or other entities decide to pursue any such opportunity, we would likely be precluded from pursuing the same until such time as the WP Fund has determined to no longer pursue such opportunity. If it is determined that such investment is appropriate for the WP Funds, such opportunity will be pursued by such WP Funds in accordance with Warburg Pincus’ current policies and procedures and such WP Funds’ governing agreements and generally not by the company. In addition, affiliates of our sponsor currently sponsor another blank check company, Warburg Pincus I—B, where Mr. Turner is the Chairman and Chief Executive Officer of Warburg Pincus I—B, Ms. O’Neill is the Chief Financial Officer of Warburg Pincus I—B, Mr. Colodny is a member of the board of directors of Warburg Pincus I—B and Mr. Neary is a member of the board of directors of Warburg Pincus I—B; therefore, Warburg Pincus I—B may present an additional conflict of interest in pursuing an acquisition target. However, we do not expect these duties to materially affect our ability to complete our initial business combination, and believe some of this conflict will naturally be mitigated by the different nature of the acquisition targets for the WP Funds and the types of acquisitions expected to be attractive for the company. Our amended and restated memorandum and articles of association provides that we renounce, to the maximum extent permitted by law, our interest in any corporate opportunity (including any business combination opportunity) offered to any director or officer or about which any of our officers or directors acquires knowledge unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the officer or director is permitted to refer that opportunity to us without violating another legal obligation. In addition, our amended and restated articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material direct or indirect management responsibilities:

Individual	Entity	Entity’s Business	Affiliation

Christopher H. Turner	Warburg Pincus LLC (1)	Private Equity	Managing Director

	Warburg Pincus Capital Corporation I—B	Special Purpose Acquisition Company	Chairman and Chief Executive Officer

Tara O’Neill	Warburg Pincus LLC (1)	Private Equity	Senior Vice President

	Warburg Pincus Capital Corporation I—B	Special Purpose Acquisition Company	Chief Financial Officer and Director

Mark Colodny	Warburg Pincus LLC (1)	Private Equity	Managing Director, Co- Head of U.S. Private Equity

	Warburg Pincus Capital Corporation I—B	Special Purpose Acquisition Company	Director

	HElix Opco, LLC	Genomics Company	Director

	ProPublica	Non-Profit Organization	Director

	The City	Non-Profit Organization	Director

	Council on Foreign Relations	Think Tank	Member

James Neary	Warburg Pincus LLC (1)	Private Equity	Managing Director, Co- Head of U.S. Private Equity

	Warburg Pincus Capital Corporation I—B	Special Purpose Acquisition Company	Director

	Allied Universal	Security Company	Director

	Consolidated Precision Products	Manufacturing	Director

	Duravant	Manufacturing	Director

	Endurance International Group	IT Service Management	Director

	Hygiena	Healthcare	Director

	Sotera Health	Healthcare	Director

	Wex	IT Service Management	Director

	Mount Sinai Health Systems	Healthcare	Trustee

	The Eaglebrook School	Education	Trustee

Anesa Chaibi	Warburg Pincus LLC (1)	Private Equity	Industry Advisor

	Regal Beloit Corporation	Manufacturing	Director

	Advanced Drainage Systems	Manufacturer/Distributor	Director and member of Audit Committee

Alison Rand	Primerica	Financial Services	Executive Vice President and Chief Financial Officer

	University of Florida National Foundation	Non-Profit Organization	Chair of the Audit Committee and member of the Executive Committee

	The University of Florida Warrington College of Business	Education	Member of the Dean’s Advisory Council

	Junior Achievement of Georgia	Non-Profit Organization	Member of Executive Committee of the Board of Directors

Timothy J. Curt	The University of Connecticut School of Business	Education	Member of Dean’s Advisory Cabinet

(1)	Includes its funds, their respective portfolio companies and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination, including Warburg Pincus I—B. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Certain affiliates of our sponsor will be entitled to reimbursement for any out-of-pocket
expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination, pursuant to an access agreement we intend to enter into with an affiliate of Warburg Pincus. Further, commencing on the date our securities were first listed on the NYSE, we will also reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.
Limitation On Liability And Indemnification Of Officers And Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, certain affiliates of our sponsor will be entitled to reimbursement for any out-of-pocket
expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination, pursuant to an access agreement we intend to enter into with an affiliate of Warburg Pincus. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership as of March 7, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and

•	all our executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 28,342,178 Class A ordinary shares and 7,085,544 Class B ordinary shares outstanding as of March 7, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.
The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class A ordinary shares		Class B ordinary shares		Approximate Percentage of Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
Warburg Pincus Capital Corporation I—A Sponsor, L.P. (our sponsor)(3)	—	—	6,980,544	98.5%	19.7%
Christopher H. Turner	—	—	—	—	—
Tara O’Neill	—	—	—	—	—
Mark Colodny	—	—	—	—	—
James Neary	—	—	—	—	—
Alison Rand	—	—	35,000	*	*
Anesa Chaibi	—	—	35,000	*	*
Timothy J. Curt	—	—	35,000	*	*
All officers, directors and director nominees as a group (seven individuals)	—	—	7,085,544	100.0%	20.0%
Governors Lane LP(4)	1,550,000	5.5%	—	—	4.4%
Empyrean Capital Partners, LP(5)	1,500,000	5.3%	—	—	4.2%
Adage Capital Partners GP, L.L.C.(6)	2,000,000	7.1%	—	—	5.6%
Magnetar Financial LLC(7)	1,491,733	5.3%	—	—	4.2%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders is 450 Lexington Avenue, New York, New York 10017.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”

(3)
The shares reported above are held in the name of our sponsor. Our sponsor is controlled by its ultimate general partner, Warburg Pincus Bermuda Private Equity GP LTD, which is governed by a three member board of directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of our sponsor. Under the so-called
“rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual director of the general partner of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which such director directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)
Based solely on the Schedule 13G filed by Governors Lane LP on March 19, 2021, (a) each of Governors Lane Master Fund LP, Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre has the shared voting power and the shared dispositive power with respect to 1,550,000 Class A ordinary shares, (b) Governors Lane LP serves as discretionary investment manager to Governors Lane Master Fund LP, (c) Governors Lane Fund General Partner LLC is the general partner of Governors Lane Master Fund LP, (d) Mr. Corre is the chief executive officer of Governors Lane LP and the managing member of Governors Lane Fund General Partner LLC and (e) the business address of each of the foregoing persons is 510 Madison Avenue, 11th Floor, New York, NY 10022.

(5)
Based solely on the Schedule 13G filed by Empyrean Capital Partners, LP on March 19, 2021, (a) each of Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”) and Amos Meron has the shared voting power and the shared dispositive power with respect to 1,500,000 Class A ordinary shares, (b) ECOMF directly holds these Class A ordinary shares, (c) ECP serves as investment manager to ECOMF with respect to the Class A ordinary shares directly held by ECOMF, (c) Mr. Amos Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, (d) the foregoing should not be construed in and of itself as an admission by any of the foregoing persons as to beneficial ownership of Class A ordinary shares owned by another person and (e) the business address of each of the foregoing persons is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(6)
Based solely on the Schedule 13G filed by Adage Capital Partners GP, L.L.C. on March 19, 2021, (a) each of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross has the shared voting power and the shared dispositive power with respect to 2,000,000 Class A ordinary shares, (b) ACP directly holds these Class A ordinary shares, (c) ACPGP is the general partner of ACP, (d) ACA is the managing member of ACPGP, (e) Robert Atchinson is the managing member of ACA, (f) Phillip Gross is the managing member of ACA, (g) the foregoing should not be construed in and of itself as an admission by any of the foregoing persons as to beneficial ownership of these Class A ordinary shares and (h) the business address of each of the foregoing persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(7)
Based solely on the Schedule 13G filed by Magnetar Financial LLC on January 28, 2022, (a) each of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and Alec N. Litowitz has the shared voting power and the shared dispositive power with respect to 1,491,733 Class A ordinary shares, (b) the Schedule 13G relates to the Class A ordinary shares held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Discovery Master Fund Ltd (“Discovery Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund—T LLC (“Purpose Fund—T”) (collectively, the “Magnetar Funds”), (c) Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Class A ordinary shares held for the Magnetar Funds’ accounts, (d) Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial, (e) Supernova Management is the general partner of Magnetar Capital Partners, (f) the manager of Supernova Management is Alec N. Litowitz, (g) as of December 31, 2021, the amount consists of (i) 144,035 shares held for the account of Constellation Fund II; (ii) 496,395 shares held for the account of Constellation Master Fund; (iii) 141,000 shares held for the account of Systematic Master Fund; (iv) 49,906 shares held for the account of Master Fund; (v) 14,827 shares held for the account of Discovery Master Fund; (vi) 168,465 shares held for the account of Xing He Master Fund; (vii) 72,015 shares held for the account of Purpose Fund; (viii) 111,880 shares held for the account of SC Fund; (ix) 191,615 shares held for the account of Structured Credit Fund; (x) 77,160 shares held for the account of Lake Credit Fund; and (xi) 24,435 shares held of the account of Purpose Fund—T, and (h) the business address of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Alec N. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
On December 9, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. In February 2021, our sponsor transferred 35,000 founder shares to an independent director. In July 2021, our sponsor transferred 35,000 founder shares to an independent director. In February 2022, our sponsor transferred 35,000 founder shares to an independent director. On April 16, 2021, the underwriters partially exercised the over-allotment option to purchase the over-allotment units and on April 18, 2021, the over-allotment option on the remaining units expired unexercised by the underwriters; thus, 101,956 Class B ordinary shares were forfeited by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor purchased an aggregate of 5,333,333 private placement warrants and an additional 445,624 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that closed simultaneously with the closing of our initial public offering and an additional private placement that closed simultaneously with the closing of the over-allotment units, respectively. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We currently maintain our executive offices at 450 Lexington Avenue, New York, New York 10017. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination except certain affiliates of our sponsor will be entitled to reimbursement for any out-of-pocket
expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination, pursuant to an access agreement we intend to enter into with an affiliate of Warburg Pincus. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders are entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, for our sponsor to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
We have entered into an access agreement with a member of Warburg Pincus to license the Warburg Pincus trademark in our name and materials, without payment of a fee, until the consummation of our initial business combination, and to indemnify our sponsor and its affiliates for (i) any claims made by the company or a third party and resulting liabilities in respect of any investment opportunities sourced by them, (ii) any liability arising with respect to their activities in connection with our affairs and (iii) any services that are provided without a separate written agreement between us and our sponsor. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.
Policy For Approval Of Related Party Transactions
The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K
as promulgated by the SEC, by the audit committee. At its meetings, the audit committee are provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.
We are a Cayman Islands exempted company and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, as well as 5,000,000 preference shares, $0.0001 par value each. The following description summarizes the material terms of our shares as set out more particularly in our amended and restated memorandum and articles of association. Because it is only a summary, it may not contain all the information that is important to you.

Director Independence
NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mark Colodny, James Neary, Anesa Chaibi, Alison Rand and Timothy J. Curt are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020 totaled approximately $58,000 and $0, respectively. The aggregate fees billed by Withum related to audit services in connection with our initial public offering totaled approximately $44,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from December 1, 2020 (inception) through December 31, 2020 we did not pay Withum any audit-related fees.
Tax Fees
. We paid Withum approximately $4,000 and $0 for tax services, planning or advice for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020, respectively.
All Other Fees
. We did not pay Withum for any other services for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1) Financial Statements
The financial statements are found in a separate section of this Report starting on page
F-1.
See the “Index to Financial Statements” on page
F-1.
(2) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Class A Ordinary Share Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(2)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)

10.2	Registration and Shareholder Rights Agreement between the Company, the Sponsor and certain other security holders named therein.(2)

10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)

10.4	Administrative Services Agreement between the Company and the Sponsor.(2)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers.(2)

10.6	Reimbursement Agreement between the Company and Warburg Pincus LLC.(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on March 2, 2021.
(2)	Incorporated by reference to registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2021.

Item 16.	Form 10-K Summary
Not applicable.

WARBURG PINCUS CAPITAL CORPORATION
I-A
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Warburg Pincus Capital Corporation
I-A
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Warburg Pincus Capital Corporation
I-A
(the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
4
, 2022
PCAOB ID #100

WARBURG PINCUS CAPITAL CORPORATION
I-A
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$1,237,399	$—
Prepaid expenses	518,804	11,758

Total current assets	1,756,203	11,758
Deferred offering costs associated with initial public offering	—	81,600
Investments held in Trust Account	283,436,447	—

Total Assets	$285,192,650	$93,358

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$193,276	$—
Accrued expenses	1,036,165	81,600

Total current liabilities	1,229,441	81,600
Derivative warrant liabilities	11,332,920	—
Deferred underwriting commissions	9,919,751	—

Total liabilities	22,482,112	81,600
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,342,178 and -0- shares as of December 31, 2021 and 2020, respectively	283,421,780	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,085,544 and 7,187,500 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	709	719
Additional paid-in capital	—	24,281
Accumulated deficit	(20,711,951)	(13,242)

Total shareholders’ equity (deficit)	(20,711,242)	11,758

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$285,192,650	$93,358

The accompanying notes are an integral part of these financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2021 AND
FOR THE PERIOD FROM DECEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	For the Year Ended December 31, 2021	For the period from December 1, 2020 (inception) through December 31, 2020
General and administrative expenses	$1,853,150	$13,242
General and administrative expenses - related party	100,000	—

Loss from operations	(1,953,150)	(13,242)
Other income (expense):
Change in fair value of derivative warrant liabilities	2,317,890	—
Offering costs associated with derivative warrant liabilities	(396,570)	—
Income from investments held in Trust Account	14,666	—

Net income (loss)	$(17,164)	$(13,242)

Weighted average shares outstanding of Class A ordinary shares	22,755,062	—

Basic and diluted net income per share, Class A ordinary shares	(0.00)	—

Basic weighted average shares outstanding of Class B ordinary shares	6,836,025	6,250,000

Basic net income (loss) per share, Class B ordinary shares	(0.00)	(0.00)

Diluted weighted average shares outstanding of Class B ordinary shares	7,085,544	6,250,000

Diluted net income (loss) per share, Class B ordinary shares	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021 AND
FOR THE PERIOD FROM DECEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	7,187,500	$719	$24,281	$(13,242)	$11,758
Excess cash received over the fair value of the private warrants	—	—	—	—	1,546,670	—	1,546,670
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,570,951)	(18,402,183)	(19,973,134)
Excess cash received over the fair value of the private warrants, over-allotment	—	—	—	—	209,446	—	209,446
Forfeiture of Class B ordinary shares	—	—	(101,956)	(10)	10	—	—
Accretion of Class A ordinary shares subject to possible redemption amount, over-allotment	—	—	—	—	(209,456)	(2,279,362)	(2,488,818)
Net income	—	—	—	—	—	(17,164)	(17,164)

Balance - December 31, 2021	—	$—	7,085,544	$709	$—	$(20,711,951)	$(20,711,242)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(13,242)	(13,242)

Balance - December 31, 2020	—	$—	7,187,500	$719	$24,281	$(13,242)	$11,758

The accompanying notes are an integral part of these financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2021 AND
FOR THE PERIOD FROM DECEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	For the Year Ended December 31, 2021	For the period from December 1, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(17,164)	$(13,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(14,667)	—
Change in fair value of derivative warrant liabilities	(2,317,890)	—
Offering costs associated with derivative warrant liabilities	396,570	—
General and administrative expenses paid by related party under promissory note	3,053	—
Changes in operating assets and liabilities:
Prepaid expenses	(507,046)	13,242
Accounts payable	193,265	—
Accrued expenses	954,565	—

Net cash used in operating activities	(1,309,314)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(283,421,780)	—

Net cash used in investing activities	(283,421,780)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(78,045)	—
Proceeds received from initial public offering	283,421,780	—
Proceeds received from private placement	8,668,435	—
Offering costs paid	(6,043,677)	—

Net cash provided by financing activities	285,968,493	—

Net increase in cash	1,237,399	—
Cash - beginning of the period	—	—

Cash - end of the period	$1,237,399	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid by related party under promissory note	$74,992	$—
Deferred underwriting commissions	$9,919,751	$—
Deferred offering costs included in accrued expenses	$—	$81,600
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
The accompanying notes are an integral part of these financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
NOTES TO FINANCIAL STATEMENTS
Note
1-Description
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
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Warburg Pincus Capital Corporation
I-A
Sponsor, L.P., a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares and 5,000,000 warrants included in the Units offered, the “Public Shares” and “Public Warrants”, respectively), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions (Note 5). On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,342,178 Units (the “Over-Allotment Units”) occurred on April 20, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $33.4 million, and incurred additional offering costs of approximately $1.8 million, of which approximately $1.2 million was for deferred underwriting commissions (Note 5).
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
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Notwithstanding the foregoing, pursuant to the amended and restated

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

memorandum and articles of association adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), in no event will the Company redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to the Company’s Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $0.6 million.
The Company’s liquidity needs through December 31, 2021 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company has sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering and December 31, 2021, 28,342,178 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 11,447,393 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrant is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from December 1, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period in which such contingency was satisfied to determine the dilutive impact of these shares.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of ordinary share:

	For the Year Ended
	December 31, 2021
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$(13,199)	$(3,964)
Denominator:
Basic weighted average ordinary shares outstanding	22,755,062	6,836,025

Basic net income per ordinary share	$(0.00)	$(0.00)

	For the Year Ended
	December 31, 2021
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$(13,089)	$(3,964)
Denominator:
Diluted weighted average ordinary shares outstanding	22,755,062	7,085,544

Diluted net income per ordinary share	$(0.00)	$(0.00)

	For the period from December 1, 2020
	(inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(13,242)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	6,250,000

Basic and diluted net loss per ordinary share	$—	$(0.00)

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.
Note
3-Initial
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
4-Related
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the year ended December 31, 2021, the Company incurred expenses of $100,000 under this agreement. As of December 31, 2021, the Company had accrued approximately $10,000, for services in connection with such agreement on the accompanying balance sheets. There was no outstanding balance under this agreement as of December 31, 2020.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

Note
5-Commitments
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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 28,342,178 Class A ordinary shares outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares outstanding.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

Note
7-Shareholders’
Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 28,342,178 Class A ordinary shares issued and outstanding, of which 28,342,178 shares were subject to possible redemption and are classified as temporary equity (see Note 6). As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 7,085,544 and 7,187,500 Class B ordinary shares issued and outstanding, respectively.
Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided that, prior to the initial Business Combination, holders of Class B ordinary shares have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.
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
Note
8-Warrants
As of December 31, 2021, the Company had 5,668,436 Public Warrants and 5,778,957 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$283,436,447	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$5,611,750
Derivative warrant liabilities - Private placement warrants	$—	$—	$5,721,170
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Unit price	$9.80
Volatility	14.9%
Term (years)	5.5
Risk-free rate	1.30%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,503,330
Issuance of Public and Private Warrants - over-allotment	1,147,480
Change in fair value of derivative warrant liabilities	(2,317,890)

Derivative warrant liabilities at December 31, 2021	$11,332,920

Note
10-Subsequent
Events
The Company has entered into a cost sharing arrangement with a related party.
The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2022	WARBURG PINCUS CAPITAL CORPORATION I -A

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Christopher H. Turner	Chairman and Chief Executive Officer and Director	March 7, 2022
Christopher H. Turner	(Principal Executive Officer)

/s/ Tara O’Neill	Chief Financial Officer	March 7, 2022
Tara O’Neill	(Principal Financial and Accounting Officer)

/s/ Mark Colodny	Director	March 7, 2022
Mark Colodny

/s/ James Neary	Director	March 7, 2022
James Neary

/s/ Anesa Chaibi	Director	March 7, 2022
Anesa Chaibi

/s/ Alison Rand	Director	March 7, 2022
Alison Rand

/s/ Timothy J. Curt	Director	March 7, 2022
Timothy J. Curt