Form 10-Q
period 2022-06-30
Warburg Pincus Capital Corp I-A
filed 2022-08-15
CIK 1836075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
August 15,
2022, 28,342,178 shares of Class A ordinary shares, par value $0.0001 per share, and 7,085,544 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

WARBURG PINCUS CAPITAL CORPORATION
I-A
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$765,207	$1,237,399
Prepaid expenses	343,616	518,804

Total current assets	1,108,823	1,756,203
Investments held in Trust Account	283,844,456	283,436,447

Total Assets	$284,953,279	$285,192,650

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$194,773	$193,276
Accrued expenses	1,419,436	1,036,165

Total current liabilities	1,614,209	1,229,441
Derivative warrant liabilities	3,777,640	11,332,920
Deferred underwriting commissions	9,919,751	9,919,751

Total liabilities	15,311,600	22,482,112
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,342,178 shares at $10.011 and $10.000 as of June 30, 2022 and December 31, 2021, respectively	283,744,456	283,421,780
Shareholders’ Deficit:
Preference shares, $ 0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,085,544 shares issued and outstanding as of June 30, 2022 and December 31, 2021	709	709
Additional paid-in capital	—	—
Accumulated deficit	(14,103,486)	(20,711,951)

Total shareholders’ deficit	(14,102,777)	(20,711,242)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$284,953,279	$285,192,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$375,108	$409,537	$972,148	$549,640
General and administrative expenses - related party	30,000	30,000	60,000	40,000

Loss from operations	(405,108)	(439,537)	(1,032,148)	(589,640)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,602,630	(3,319,750)	7,555,280	(1,459,750)
Offering costs associated with derivative warrant liabilities	—	(37,870)	—	(396,570)
Income from investments held in Trust Account	386,920	4,161	408,009	5,030

Net income (loss)	$1,584,442	$(3,792,996)	$6,931,141	$(2,440,930)

Weighted average shares outstanding of Class A ordinary shares	28,342,178	27,644,361	28,342,178	23,815,093

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.11)	$0.20	$(0.08)

Weighted average shares outstanding of Class B ordinary shares	7,085,544	6,911,090	7,085,544	8,267,308

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.11)	$0.20	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	7,085,544	$709	$—	$(20,711,951)	$(20,711,242)
Net income	—	—	—	—	—	5,346,699	5,346,699

Balance - March 31, 2022 (Unaudited)	—	—	7,085,544	709	—	(15,365,252)	(15,364,543)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(322,676)	(322,676)
Net income	—	—	—	—	—	1,584,442	1,584,442

Balance - June 30, 2022 (Unaudited)	—	$—	7,085,544	$709	$—	$(14,103,486)	$(14,102,777)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	7,187,500	$719	$24,281	$(13,242)	$11,758
Excess cash received over the fair value of the private placement warrants	—	—	—	—	1,546,670	—	1,546,670
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,570,951)	(18,402,183)	(19,973,134)
Net income	—	—	—	—	—	1,352,066	1,352,066

Balance - March 31, 2021 (Unaudited)	—	—	7,187,500	719	—	(17,063,359)	(17,062,640)
Excess cash received over the fair value of the private warrants, over-allotment	—	—	—	—	209,446	—	209,446
Forfeiture of Class B ordinary shares	—	—	(101,956)	(10)	10	—	—
Accretion of Class A ordinary shares subject to possible redemption amount, over-allotment	—	—	—	—	(209,456)	(2,279,362)	(2,488,818)
Net loss	—	—	—	—	—	(3,792,996)	(3,792,996)

Balance - June 30, 2021 (Unaudited)	—	$—	7,085,544	$709	$—	$(23,135,717)	$(23,135,008)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,931,141	$(2,440,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(408,009)	(5,029)
Change in fair value of derivative warrant liabilities	(7,555,280)	1,459,750
Offering costs associated with derivative warrant liabilities	—	396,570
General and administrative expenses paid by related party under promissory note	—	3,053
Changes in operating assets and liabilities:
Prepaid expenses	175,188	(743,624)
Accounts payable	1,497	16,507
Accrued expenses	383,271	257,700

Net cash used in operating activities	(472,192)	(1,056,003)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(283,421,780)

Net cash used in investing activities	—	(283,421,780)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(78,045)
Proceeds received from initial public offering	—	283,421,780
Proceeds received from private placement	—	8,668,435
Offering costs paid	—	(5,790,278)

Net cash provided by financing activities	—	286,221,892

Net change in cash	(472,192)	1,744,109
Cash - beginning of the period	1,237,399	—

Cash - end of the period	$765,207	$1,744,109

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$253,400
Offering costs paid by related party under promissory note	$—	$74,992
Deferred underwriting commissions	$—	$9,919,751
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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Warburg Pincus Capital Corporation
I-A
Sponsor, L.P., a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares and 5,000,000 warrants included in the Units offered, the “Public Shares” and “Public Warrants,” respectively), at
$10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions (Note 5). On April 16, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,342,178 Units (the “Over-Allotment Units”) occurred on April 20, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $33.4 million, and incurred additional offering costs of approximately $1.8 million, of which approximately $1.2 million was for deferred underwriting commissions (Note 5).
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $0.8 million in its operating bank account and a working capital deficit of approximately $0.5 million.
The Company’s liquidity needs through June 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
at the end of each reporting period.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,342,178 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 11,447,393 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrant is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,267,554	$316,888	$(3,034,397)	$(758,599)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,342,178	7,085,544	27,644,361	6,911,090

Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.11)	$(0.11)

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$5,544,913	$1,386,228	$(1,811,927)	$(629,003)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,342,178	7,085,544	23,815,093	8,267,308

Basic and diluted net income (loss) per ordinary share	$0.20	$0.20	$(0.08)	$(0.08)

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 or 2021. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale
Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had payables of approximately $50,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company has incurred approximately $423,000 and $0 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
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
6-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 28,342,178 Class A ordinary shares outstanding, all of which were subject to possible redemption.

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$283,421,780
Less:
Fair value of Public Warrants at issuance	(6,738,490)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,723,462)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	22,461,952

Class A ordinary shares subject to possible redemption as of December 31, 2021	283,421,780
Increase in redemption value of Class A ordinary shares subject to possible redemption	322,676

Class A ordinary shares subject to possible redemption as of June 30, 2022	$283,744,456

Note
7-Shareholders’
Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 28,342,178 Class A ordinary shares issued and outstanding, of which 28,342,178 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 7,085,544 Class B ordinary shares issued and outstanding.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Warrants
As of June 30, 2022 and December 31, 2021, the Company had 5,668,436 Public Warrants and 5,778,957 Private Placement Warrants outstanding.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market funds		$283,844,456		$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$			$—	$1,870,580
Derivative warrant liabilities-Private placement warrants		$—	$		$1,907,060

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market funds	$283,436,447	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$—	$—	$5,611,750
Derivative warrant liabilities-Private placement warrants	$—	$—	$5,721,170
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of Public Warrants transferred to a Level 3 measurement from a Level 1 measurement during the three months ended June 30, 2022 was $2,664,160. The estimated fair value of the Private Placement Warrants transferred to a Level 3 measurement from Level 2 during the three months ended June 30, 2022 was $2,716,110. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
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
The following table presents the changes in fair value of Level 3 warrant liabilities:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,503,330
Change in fair value of derivative warrant liabilities	(1,860,000)

Derivative warrant liabilities at March 31, 2021	10,643,330
Issuance of Public and Private Warrants - over-allotment	1,147,480
Change in fair value of derivative warrant liabilities	3,319,750

Derivative warrant liabilities at June 30, 2021	$15,110,560

Derivative warrant liabilities at January 1, 2022	$11,332,920
Transfer of Public Warrants to Level 1	(5,611,750)
Transfer of Private Placement Warrants to Level 2	(5,721,170)

Derivative warrant liabilities at March 31, 2022	—
Transfer of Public Warrants to Level 3	2,664,160
Transfer of Private Placement Warrants to Level 3	2,716,110
Change in fair value of derivative warrant liabilities	(1,602,630)

Derivative warrant liabilities at June 30, 2022	$3,777,640

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Public and Private Placement Warrants:
The Private Placement Warrants were valued using a binomial lattice model in a risk neutral framework as of June 30, 2022, and is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in measuring the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares, which was determined based on the implied volatility of the Public Warrants.
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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $0.8 million in our operating bank account and a working capital deficit of approximately $0.5 million.
Our liquidity needs through June 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note, dated December 9, 2020, where the Sponsor agreed to loan us up to $300,000 for the payment of costs related to our Initial Public Offering, and the proceeds from the consummation of the Private Placements not held in the Trust Account. We repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans to the Company.
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

Results of Operations
Our entire activity from inception up to June 30, 2022 was in preparation for our formation, our Initial Public Offering and our search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2022, we had a net income of approximately $1,584,000, which consisted of approximately $1,603,000 in non-operating
gain resulting from the change in fair value of derivative warrant liabilities, and approximately $387,000 of income from investments held in the Trust Account, partially offset by approximately $405,000 in general and administrative expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $3,792,000, which consisted of approximately $4,000 of income from investments held in the Trust Account, offset by approximately $3,320,000 in non-operating
loss resulting from the change in fair value of derivative warrant liabilities, $38,000 in offering costs associated with derivative warrant liabilities, and approximately $440,000 in general and administrative expenses.
For the six months ended June 30, 2022, we had a net income of approximately $6,931,000, which consisted of approximately $7,555,000 in non-operating
gain resulting from the change in fair value of derivative warrant liabilities, and approximately $408,000 of income from investments held in the Trust Account, partially offset by approximately $1,032,000 in general and administrative expenses.
For the six months ended June 30, 2021, we had a net loss of approximately $2,441,000, which consisted of approximately $5,000 of income from investments held in the Trust Account, offset by approximately $1,460,000 in non-operating
loss resulting from the change in fair value of derivative warrant liabilities, $397,000 in offering costs associated with derivative warrant liabilities, and approximately $590,000 in general and administrative expenses.
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
For the three months ended June 30, 2022 and 2021, we incurred expenses of $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and 2021, we incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, we had payables of approximately $50,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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
at the end of each reporting period.
The Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value and when the quoted price is not available of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants and Private Placement Warrants as of June 30, 2022 and December 31, 2021 was determined based on the binomial lattice model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,447,393 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk, other than that related to derivative warrant liabilities. The Offering Proceeds, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

Dated: August 15, 2022		WARBURG PINCUS CAPITAL CORPORATION I-A

	By:	/s/ Christopher H. Turner

	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)