Form 10-Q
period 2022-09-30
Warburg Pincus Capital Corp I-A
filed 2022-11-14
CIK 1836075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, 28,342,178 shares of Class A ordinary shares, par value $0.0001 per share, and 7,085,544 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

WARBURG PINCUS CAPITAL CORPORATION I-A

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$697,963	$1,237,399
Prepaid expenses	208,523	518,804

Total current assets	906,486	1,756,203
Investments held in Trust Account	285,112,371	283,436,447

Total Assets	$286,018,857	$285,192,650

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$439,464	$193,276
Accrued expenses	1,255,775	1,036,165

Total current liabilities	1,695,239	1,229,441
Derivative warrant liabilities	1,024,550	11,332,920
Deferred underwriting commissions	9,919,751	9,919,751

Total liabilities	12,639,540	22,482,112
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,342,178 shares at approximately $10.06 and $10.00 as of September 30, 2022 and December 31, 2021, respectively	285,012,371	283,421,780
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,085,544 shares issued and outstanding as of September 30, 2022 and December 31, 2021	709	709
Additional paid-in capital	—	—
Accumulated deficit	(11,633,763)	(20,711,951)

Total shareholders’ deficit	(11,633,054)	(20,711,242)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$286,018,857	$285,192,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$253,367	$345,816	$1,225,515	$895,456
General and administrative expenses - related party	30,000	30,000	90,000	70,000

Loss from operations	(283,367)	(375,816)	(1,315,515)	(965,456)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,753,090	2,861,850	10,308,370	1,402,100
Offering costs associated with derivative warrant liabilities	—	—	—	(396,570)
Income from investments held in Trust Account	1,267,915	4,317	1,675,924	9,347

Net income	$3,737,638	$2,490,351	$10,668,779	$49,421

Weighted average shares outstanding of Class A ordinary shares	28,342,178	28,342,178	28,342,178	20,872,224

Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.07	$0.30	$0.00

Weighted average shares outstanding of Class B ordinary shares	7,085,544	7,085,544	7,085,544	6,758,060

Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.07	$0.30	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	7,085,544	$709	$—	$(20,711,951)	$(20,711,242)
Net income	—	—	—	—	—	5,346,699	5,346,699

Balance - March 31, 2022 (Unaudited)	—	—	7,085,544	709	—	(15,365,252)	(15,364,543)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(322,676)	(322,676)
Net income	—	—	—	—	—	1,584,442	1,584,442

Balance - June 30, 2022 (Unaudited)	—	—	7,085,544	709	—	(14,103,486)	(14,102,777)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,267,915)	(1,267,915)
Net income	—	—	—	—	—	3,737,638	3,737,638

Balance - September 30, 2022 (Unaudited)	—	$—	7,085,544	$709	$—	$(11,633,763)	$(11,633,054)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	7,187,500	$719	$24,281	$(13,242)	$11,758
Excess cash received over the fair value of the private placement warrants	—	—	—	—	1,546,670	—	1,546,670
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,570,951)	(18,402,183)	(19,973,134)
Net income	—	—	—	—	—	1,352,066	1,352,066

Balance - March 31, 2021 (Unaudited)	—	—	7,187,500	719	—	(17,063,359)	(17,062,640)
Excess cash received over the fair value of the private warrants, over-allotment	—	—	—	—	209,446	—	209,446
Forfeiture of Class B ordinary shares	—	—	(101,956)	(10)	10	—	—
Accretion of Class A ordinary shares subject to possible redemption amount, over-allotment	—	—	—	—	(209,456)	(2,279,362)	(2,488,818)
Net loss	—	—	—	—	—	(3,792,996)	(3,792,996)

Balance - June 30, 2021 (Unaudited)	—	—	7,085,544	709	—	(23,135,717)	(23,135,008)
Net income	—	—	—	—	—	2,490,351	2,490,351

Balance - September 30, 2021 (Unaudited)	—	$—	7,085,544	$709	$—	$(20,645,366)	$(20,644,657)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-A
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,668,779	$49,421
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(1,675,924)	(9,347)
Change in fair value of derivative warrant liabilities	(10,308,370)	(1,402,100)
Offering costs associated with derivative warrant liabilities	—	396,570
General and administrative expenses paid by related party under promissory note	—	3,053
Changes in operating assets and liabilities:
Prepaid expenses	310,281	(622,726)
Accounts payable	246,188	17,091
Accrued expenses	219,610	410,375

Net cash used in operating activities	(539,436)	(1,157,663)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(283,421,780)

Net cash used in investing activities	—	(283,421,780)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(78,045)
Proceeds received from initial public offering	—	283,421,780
Proceeds received from private placement	—	8,668,435
Offering costs paid	—	(5,790,277)

Net cash provided by financing activities	—	286,221,893

Net change in cash	(539,436)	1,642,450
Cash - beginning of the period	1,237,399	—

Cash - end of the period	$697,963	$1,642,450

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$253,400
Offering costs paid by related party under promissory note	$—	$74,992
Deferred underwriting commissions	$—	$9,919,751
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
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $0.7 million in its operating bank account and a working capital deficit of approximately $0.8 million.
The Company’s liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,342,178 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 11,447,393 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrant is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,990,111	$747,528	$1,992,281	$498,070
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,342,178	7,085,544	28,342,178	7,085,544

Basic and diluted net income per ordinary share	$0.11	$0.11	$0.07	$0.07

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$8,535,024	$2,133,756	$37,333	$12,088
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,342,178	7,085,544	20,872,224	6,758,060

Basic and diluted net income per ordinary share	$0.30	$0.30	$0.00	$0.00

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 or 2021. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had payables of approximately $80,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.

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
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $423,000 and $0 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
6-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 28,342,178 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$283,421,780
Less:
Fair value of Public Warrants at issuance	(6,738,490)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,723,462)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	22,461,952

Class A ordinary shares subject to possible redemption as of December 31, 2021	283,421,780
Increase in redemption value of Class A ordinary shares subject to possible redemption	322,676

Class A ordinary shares subject to possible redemption as of June 30, 2022	283,744,456
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,267,915

Class A ordinary shares subject to possible redemption as of September 30, 2022	$285,012,371
Note
7-Shareholders’
Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 28,342,178 Class A ordinary shares issued and outstanding, of which 28,342,178 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 7,085,544 Class B ordinary shares issued and outstanding.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
8-Warrants
As of September 30, 2022 and December 31, 2021, the Company had 5,668,436 Public Warrants and 5,778,957 Private Placement Warrants outstanding.
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five year
s after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market funds	$285,112,371	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$507,330	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$517,220	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market funds	$283,436,447	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$—	$—	$5,611,750
Derivative warrant liabilities-Private placement warrants	$—	$—	$5,721,170
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of Public Warrants transferred to a Level 1 measurement from a Level 3 measurement during the three months ended September 30, 2022 was $1,870,580 due to adequate trading volume. The estimated fair value of the Private Placement Warrants transferred to a Level 2 measurement from Level 3 during the three months ended September 30, 2022 was $1,907,060. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Unit price	$9.80
Volatility	14.9%
Term (years)	5.0
Risk-free rate	1.30%

WARBURG PINCUS CAPITAL CORPORATION I-A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in fair value of Level 3 warrant liabilities:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,503,330

Change in fair value of derivative warrant liabilities	(1,860,000)

Derivative warrant liabilities at March 31, 2021	10,643,330
Issuance of Public and Private Warrants - over-allotment	1,147,480
Change in fair value of derivative warrant liabilities	3,319,750

Derivative warrant liabilities at June 30, 2021	15,110,560
Change in fair value of derivative warrant liabilities	(2,861,850)

Derivative warrant liabilities at September 30, 2021	$12,248,710
Derivative warrant liabilities at January 1, 2022	$11,332,920
Transfer of Public Warrants to Level 1	(5,611,750)
Transfer of Private Placement Warrants to Level 2	(5,721,170)

Derivative warrant liabilities at March 31, 2022	—
Transfer of Public Warrants to Level 3	2,664,160
Transfer of Private Placement Warrants to Level 3	2,716,110
Change in fair value of derivative warrant liabilities	(1,602,630)
Derivative warrant liabilities at June 30, 2022	3,777,640
Transfer of Public Warrants to Level 1	(1,870,580)
Transfer of Private Placement Warrants to Level 2	(1,907,060)

Derivative warrant liabilities at September 30, 2022	$—

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
Public Warrants:
 The Public Warrants were valued using a binomial lattice model in a risk neutral framework for all periods through December 31, 2021, which is considered to be a Level 3 fair value measurement. As of September 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
Private Placement Warrants:
 The Private Placement Warrants were valued using a binomial lattice model in a risk neutral framework for all periods through December 31, 2021, and were considered to be a Level 3 fair value measurement. The primary unobservable input utilized in measuring the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares, which was determined based on the implied volatility of the Public Warrants. As of September 30, 2022, the fair value of the Private Placement Warrants was equivalent to that of the Public Warrants as they had substantially the same terms. As they are not actively traded, the Private Placement Warrants were listed as a Level 2 in the hierarchy table.
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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $0.7 million in our operating bank account and a working capital deficit of approximately $0.8 million.

Our liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $78,000 from the Sponsor pursuant to the Note, dated December 9, 2020, where the Sponsor agreed to loan us up to $300,000 for the payment of costs related to our Initial Public Offering, and the proceeds from the consummation of the Private Placements not held in the Trust Account. We repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans to the Company.

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

Results of Operations

Our entire activity from inception up to September 30, 2022 was in preparation for our formation, our Initial Public Offering and our search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2022, we had a net income of approximately $3,738,000, which consisted of approximately $2,753,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $1,268,000 of income from investments held in the Trust Account, partially offset by approximately $283,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had a net income of approximately $2,490,000, which consisted of approximately $4,000 of income from investments held in the Trust Account, and approximately $2,862,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $376,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $10,669,000, which consisted of approximately $10,308,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $1,676,000 of income from investments held in the Trust Account, partially offset by approximately $1,316,000 in general and administrative expenses.

For the nine months ended September 30, 2021, we had a net income of approximately $49,000, which consisted of approximately $9,000 of income from investments held in the Trust Account, approximately $1,402,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $397,000 in offering costs associated with derivative warrant liabilities, and approximately $965,000 in general and administrative expenses.

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

For the three months ended September 30, 2022 and 2021, we incurred expenses of $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, we incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, we had payables of approximately $80,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value and when the quoted price is not available of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants and Private Placement Warrants as of December 31, 2021 was determined based on the binomial lattice model. The fair value of the Public Warrants and Private Placement Warrants as of September 30, 2022 was determined based on the instrument’s publicly listed trading price. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,447,393 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk, other than that related to derivative warrant liabilities. The Offering Proceeds, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022		WARBURG PINCUS CAPITAL CORPORATION I-A

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)